Form 10-Q
period 2015-09-30
Carey Credit Income Fund - I
filed 2015-11-16
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091
CAREY CREDIT INCOME FUND - I
(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 492-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common shares of the Registrant outstanding as of November 12, 2015 was 2,786.

CAREY CREDIT INCOME FUND - I

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Carey Credit Income Fund (the "Master Fund") and the Master Fund's common shares that we anticipate we will own. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of our Form N-2/A that was filed on July 28, 2015 (File No. 333-198667) and Part II. Item 1A. of this Report.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the unaudited financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited) in this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

September 30, 2015
Assets
Investments in Carey Credit Income Fund (cost of $0)	$—
Cash	16
Expense Support Due From Advisors	53
Total assets	69

Liabilities
Operating Expenses Payable	69
Total liabilities	69

Net Assets	$—

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 common shares authorized, 0 common shares issued and outstanding at September 30, 2015	—
Paid-in-capital in excess of par value	—
Total net assets	$—
Net asset value per share	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

Period from
July 31, 2015
(inception) to
September 30, 2015
Investment Income
Distributions from investment in Carey Credit Income Fund	$—
Total investment income	—

Operating Expenses(1)
Administrative services	3
Trustee fee	3
Audit services	43
Professional services	3
Legal services	20
Total operating expenses	72
Less: Expense support from related parties (See Note 3)	(72)
Net expenses	—
Net investment income	—

Realized and unrealized gain (loss) from Carey Credit Income Fund
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	—
Total net realized and unrealized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$—

Per common share information:
Net investment income (loss) per common share outstanding	$—
Earnings per common share - basic and diluted	$—
Weighted average common shares outstanding (basic and diluted)	—
Distributions per common share	$—
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENT OF CASH FLOWS (UNAUDITED)
 (in thousands)

Period from
July 31, 2015
(inception) to
September 30, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
(Increase) decrease in operating assets:	—
Expense support due from Advisors	(53)
Increase in operating liabilities:
Operating expenses payable	69
Net cash provided by operating activities	16

Financing activities
Distributions paid	—
Net cash provided by financing activities	—

Net increase in cash and cash equivalents	16
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$16
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Carey Credit Income Fund - I (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in the Master Fund. The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund is externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission ("SEC"). CCA also provides the administrative services necessary for the operations of the Company and the Master Fund. The Master Fund commenced investment operations on April 2, 2015. It is anticipated that the Master Fund will sell its common shares to the Company and other feeder funds in a continuous series of private placement transactions. As of September 30, 2015, the Company had not commenced investment operations and it owned 0% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company's interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements as stipulated in Articles 6 and 10 of Regulation S-X under the Securities Act, and, therefore, do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results of operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year. The Company's unaudited financial statements should be read in conjunction with the Master Fund's unaudited financial statements; the Master Fund's quarterly report on Form 10-Q is incorporated by reference and filed as an exhibit to this Report.
The Company has not taken in equity capital as of September 30, 2015, and has forgone the inclusion of a statement of changes in net assets section of its unaudited financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reported period and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.
Cash
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the statements of assets and liabilities may exceed the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Valuation of Investments
The Company intends to invest substantially all of its equity capital in the Master Fund and its primary investment position will be common shares of the Master Fund. The Company will determine the fair value of the Master Fund's common shares as the net asset value per share of the Master Fund (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company. The notes to the unaudited financial statements of the Master Fund provide information about the Master Fund's portfolio valuation policies and its period-end investment valuations.
Dividend Income
Dividend income associated with the Company's ownership of the Master Fund's common shares will be recorded on the record date as declared by the Master Fund's board of trustees.

Notes to Financial Statements (Unaudited)

Organization and Offering Expenses
Organization expenses will be expensed on the Company's statement of operations. Continuous offering expenses will be capitalized monthly on the Company's statements of assets and liabilities as deferred offering expenses and expensed to the Company's statement of operations over a 12-month period.
Earnings per Common Share
Earnings per common share will be calculated based upon the weighted average number of common shares outstanding during the reporting period.
Distributions to the Company's Shareholders
Distributions to the Company's shareholders will be recorded as a liability as of the record date.
Federal Income Taxes
The Company intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it timely distributes dividends out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
The Company is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31 of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Company paid no federal income tax. The Company may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
New Accounting Standard
In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) — a consensus of the Emerging Issues Task Force” ("ASU 2015-07"), which allows reporting entities to exclude investments measured at net asset value per share under the existing practical expedient in ASC Topic 820, Fair Value Measurement from the fair value hierarchy. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements; however, because the update only impacts disclosure, then the Company does not believe adoption would have a significant impact on its financial statements.
Note 3. Related Party Agreements and Transactions
All of the Company’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of CCA. Its chief executive officer also serves as chief executive officer of WPC, CCA's ultimate parent. The memberships of the board of trustees of our Company and the Master Fund are identical and consequently related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
The Company has entered into agreements with CCA whereby we agree to reimburse certain expenses of, and to pay certain fees to, CCA and its affiliates for administrative, expense support, organization and offering costs incurred on our behalf. We have entered into an agreement with the Dealer Manager, an affiliate of CCA, to compensate for capital markets services. We have entered into an agreement with GPIM whereby we agree to reimburse it for certain expenses such as expense support, organization and offering costs incurred on our behalf. As of September 30, 2015, none of these related parties received any reimbursement for organization and offering expenses incurred on our behalf or compensation for capital markets services from the Company.
Administrative Services Agreement
On February 27, 2015, the Company entered into an administrative services agreement with CCA, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the Administrator, performs and oversees the Company's required administrative services, which includes financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, CCA assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company will reimburse CCA the allocable portion

Notes to Financial Statements (Unaudited)

of overhead and other expenses incurred by CCA in performing its obligations under the Administrative Services Agreement. The Company has no obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on the Company's behalf, prior to the initial common shares subscription closing date of the Company.
Dealer Manager Agreement
On July 17, 2015, the Company entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for the Company's public offering of common shares. The Company, not the Master Fund, will be responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company will reimburse the Advisors for costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its common shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates and the Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's common shares, without recourse against or reimbursement by the Company.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed on July 31, 2015 by and between the Advisors and the Company (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from common share offering proceeds or borrowings. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's net investment company taxable income and net capital gains in each month.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any fiscal monthly occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's net investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, performance-based incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company or the Advisors may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate (i) if the Company terminates the investment advisory and administrative services agreements, (ii) if the Company's board of trustees makes a determination to dissolve or liquidate the Company or (iii) upon a liquidity event of the Company, including but not limited to (1) a listing of the Company's common shares on a national securities exchange, (2) the sale of all or substantially all of the Company's assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the board of trustees in which shareholders will likely receive cash or shares of a publicly-traded company.
The specific amount of Advisors' expense support obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by the Advisors, they will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse the Advisors pursuant to the terms of the Expense Support Agreement shall survive the termination of such agreement by either party. There can be no assurance that the Expense

Notes to Financial Statements (Unaudited)

Support Agreement will remain in effect or that the Advisors will reimburse any portion of the Company's expenses in future months.
The table below presents a summary of all expenses support by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods (in thousands, except per share amounts).

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period(1)	Annualized Regular Cash Distribution Rate/Share, Declared(2)	Eligible Reimbursement through
July 2015	$3	$—	$3	NM	$0.00000	July 31, 2018
August 2015	34	—	34	NM	$0.33436	August 31, 2018
September 2015	35	—	35	NM	$0.66872	September 30, 2018
Total	$72	$—	$72
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, investment advisory fees, performance-based incentive fees, financing fees and costs, and interest expense. "NM" means not measurable in these months due the absence of a positive value for Average Net Assets.

(2)
Annualized Regular Cash Distribution Rate/Share equals the annualized rate of average weekly distributions per share declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any.

Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its common shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are consider customary by management. As of September 30, 2015, management believes that the risk of incurring any losses for such indemnification is remote.
Note 4. Common Shares
The Company's registration statement pertaining to its initial public offering of 107,758,621 common shares at an initial public offering price of $9.28 per share, or $1.0 billion in total potential gross proceeds, was declared effective on July 31, 2015. None of the Company's common shares had been sold as of September 30, 2015.
Note 5. Financial Highlights
The financial highlights have been omitted from these unaudited financial statements since the Company had not sold any common shares and it had not started investment operations as of September 30, 2015.
Note 6. Distributions
As of September 30, 2015, the Company had not accrued or paid any distributions on common shares.
Note 7. Subsequent Events
On October 15, 2015, the Company commenced investment operations and began purchasing common shares issued by the Master Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirely.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. The Master Fund's investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classification includes senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

•
Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends, and realized gains on dispositions of such investments.

The Master Fund's investment activities may vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments the Master Fund currently seeks and intends to seek in the future, the amount of equity capital the Master Fund raises from the sale of its common shares to us and any other feeder funds, and the amount and cost of capital that the Master Fund may borrow.
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: The Master Fund sources originated investments through the relationship networks of our Advisors. Such investments are originated or structured for the Master Fund or made by the Master Fund and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuance: The Master Fund also participates in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by other investment intermediaries other than our Advisors.

•
Secondary Market Transactions: In certain circumstances the Master Fund will also invest in broadly syndicated loans, high yield credit markets, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

Revenues
We will generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its distribution policies.

Operating Expenses
Our primary operating expenses will include administrative services, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, organization expenses and amortization of deferred offering expenses. Additionally, we will indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as base management fees, performance-based incentive fees, third party valuation services, and various other professional fees.
As of September 30, 2015, we had no capitalization and investment operations had not commenced.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash will be (i) the sale of our common shares, (ii) distributions received from our ownership of the Master Fund's common shares, and (iii) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash will be (i) investment in the Master Fund common shares, (ii) payment of operating expenses, and (iii) cash distributions to our common shareholders. We do not currently anticipate issuing any preferred stock within 12 months of the commencement of operations.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. We believe that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2.
Valuation of Investments
We will invest substantially all of our equity capital in the Master Fund. As such, we determine the fair value of our investment in the Master Fund as the net asset value per share of the Master Fund's common shares (as determined by the Master Fund) multiplied by the number of common shares of the Master Fund that we own. See the notes of the Master Fund's unaudited financial statements, filed as an exhibit to this Report, for detailed information on the Master Fund's valuation policies regarding its portfolio investments.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments. On February 6, 2015, we entered into an agreement with Vigilant Compliance, LLC ("Vigilant") to provide chief compliance officer services. Vigilant provides us with a member of its executive staff to serve as our chief compliance officer and to assist us in evaluating the performance and effectiveness of our compliance program pursuant to Rule 38a-1 of the 1940 Act.
Obligations to Pay Distributions
Our board of trustees has declared distributions on common shares that will become payable to shareholders who purchase our common shares after September 30, 2015 and before December 1, 2015. The obligation can not be measured since it is dependent on the sale of common shares within the stated time interval. The declared distribution rates per share for dates after September 30, 2015 are summarized as follows:

Record Date	Payment Date	Declared Distribution per Share
10/06/2015	10/28/2015	$0.01286
10/13/2015	10/28/2015	$0.01286
10/20/2015	10/28/2015	$0.01286
10/27/2015	10/28/2015	$0.01286
11/03/2015	11/25/2015	$0.01286
11/10/2015	11/25/2015	$0.01286
11/17/2015	11/25/2015	$0.01286
11/24/2015	11/25/2015	$0.01286
12/01/2015	12/30/2015	$0.01286

Related Party Agreements
We have entered into agreements with CCA, and certain of its affiliates, and GPIM whereby we agree to reimburse certain expenses of, and to pay for (i) administrative, expense support, organization and offerings costs incurred on our behalf and (ii) capital market services. See Note 3 for a discussion of the related party transactions and expense reimbursement agreements.
As of September 30, 2015, the Advisors have incurred organization and offering costs on behalf of the Company in the approximate amount of $1.4 million. Under the terms of the O&O Agreement, the Company was not obligated to reimburse the Advisors for any of these organization and offering expenses.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not have any exposure to market risk as of September 30, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2015 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None
Item 1A. Risk Factors
As of September 30, 2015, there have been no material changes to the risk factors previously disclosed in our registration statement under the caption "Risk Factors" as filed on SEC Form N-2/A on July 28, 2015, except for the following:
GPIM is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, GPIM, the Master Fund's Sub-Advisor, settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a loan that a senior executive received from an advisory client. GPIM neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement, remedial sanctions and a cease-and-desist order have been entered against GPIM.  Additionally, the SEC censured GPIM and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on GPIM's future business activities.
In addition, the following text supplements and amends the section of our Prospectus, included as part of Form N-2/A as filed on July 28, 2015, entitled “Risk Factors — Risks Related to Our Investments” by replacing the first and second sentences of the third paragraph of the risk factor entitled “To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.” in its entirety with the following:

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, subject to any then-current asset coverage requirements. We cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so, if any then-current asset coverage requirements are not met.
In addition, the following text supplements and amends the section of our Prospectus, included as part of Form N-2/A as filed on July 28, 2015, entitled “Risk Factors — Risks Related to Business Development Companies Generally” by replacing the second sentence of the first paragraph of the risk factor entitled “Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.” in its entirety with the following:
We may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage ratio is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, we may incur increased leverage and be subject to additional risk.
In addition, the following text supplements and amends the section of our Prospectus, included as part of Form N-2/A as filed on July 28, 2015, entitled “Risk Factors — Risks Related to an Investment in Our Shares” by replacing the last sentence of the first paragraph of the risk factor entitled “Preferred stock could be issued with rights and preferences that would adversely affect holders of our Shares.” in its entirety with the following:
In addition, under the 1940 Act, participating preferred stock constitutes a "senior security" for purposes of any then-current asset coverage test.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a) none
(b) none
(c) none
Item 5. Other Information - None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND - I

Date:	November 16, 2015	By:	/s/ Trevor P. Bond
TREVOR P. BOND
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this Report.

3.1
Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.2
Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(4) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.3
Bylaws of the Registrant. (Incorporated by reference to Exhibit 99(b) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1
Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.2
Custody Agreement by and between the Registrant, Carey Credit Income Fund, Carey Credit Income Fund 2015 T, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.3
Escrow Agreement by and between the Registrant, UMB Bank N.A. and Carey Financial LLC. (Incorporated by reference to Exhibit 99(k)(1) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.4
Amended and Restated Dealer Manager Agreement by and between the Registrant, Carey Credit Income Fund and Carey Financial, LLC (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

10.5
Form of Selected Dealer Agreement (revised Exhibit A to Amended and Restated Dealer Manager Agreement).  (Incorporated by reference to Exhibit 10.5 filed with Form 10-Q of Carey Credit Income Fund 2016 T (File No. 333-198882) filed on November 16, 2015.)

10.6
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed as Post Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on August 3, 2015.)

10.7
Form of Organization and Offering Expense Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

10.8
Amendment No. 1 to the Administrative Services Agreement by and between the Registrant, Carey Credit Income Fund, and Carey Credit Advisors, LLC.  (Incorporated by reference to Exhibit 10.7 filed with Carey Credit Income Fund's Form 10-Q (File No. 814-01117) as filed on August 14, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended September 30, 2015. (Filed herewith.)