Form 10-Q
period 2016-03-31
Carey Credit Income Fund - I
filed 2016-05-13
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 5, 2016 was 140,537.

CAREY CREDIT INCOME FUND - I

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 28, 2016. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risk and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 28, 2016. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Carey Credit Income Fund - I. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2016	December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost $1,102,300 and $125,000, respectively)	$1,095,233	$118,346
Cash	351,421	41,241
Due from Advisors	70,003	6,022
Dividend income receivable	—	2,107
Total assets	1,516,657	167,716

Liabilities
Due to Advisors	69,791	—
Accrued professional fees	55,321	46,650
Accrued organization expenses	17,415	—
Accounts payable, accrued expenses, and other liabilities	1,899	2,843
Total liabilities	144,426	49,493
Net Assets	$1,372,231	$118,223

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 57,289 and 4,842 Common Shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	57	5
Paid-in-capital in excess of par value	1,396,994	125,210
Distributions in excess of net investment income (loss)	(17,753)	(338)
Net unrealized depreciation on investment	(7,067)	(6,654)
Total net assets	$1,372,231	$118,223
Net asset value per Common Share	$23.95	$24.42
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended
March 31, 2016
Investment Income
Distributions from investment in Carey Credit Income Fund	$6,417
Total investment income	6,417

Operating Expenses (1)
Administrative services	3,750
Related party reimbursements	79,179
Professional services	40,972
Organization expenses	17,415
Other expenses	2,578
Total operating expenses	143,894
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(125,943)
Net expenses	17,951
Net investment loss	(11,534)

Unrealized depreciation from investment in Carey Credit Income Fund
Net change in unrealized depreciation on investment	(413)
Total unrealized depreciation	(413)
Net decrease in net assets resulting from operations	$(11,947)

Per Common Share information:
Net investment loss per Common Share outstanding - basic and diluted	$(0.86)
Loss per Common Share - basic and diluted	$(0.89)
Weighted average Common Shares outstanding - basic and diluted	13,437
Distributions per Common Share	$0.47
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

Three Months Ended
March 31, 2016
Operations
Net investment loss	$(11,534)
Net change in unrealized depreciation on investment	(413)
Net decrease in net assets resulting from operations	(11,947)
Shareholder distributions:
Distributions in excess of net investment income	(5,881)
Net decrease in net assets from shareholder distributions	(5,881)
Capital share transactions:
Issuance of Common Shares	1,268,775
Reinvestment of shareholders distributions	3,061
Net increase in net assets resulting from capital share transactions	1,271,836
Total increase in net assets	1,254,008
Net assets at beginning of period	118,223
Net assets at end of period	$1,372,231

Capital share activity:
Common Shares outstanding at the beginning of the period	4,842
Common Shares issued from subscriptions	52,321
Common Shares issued from reinvestment of distributions	126
Common Shares outstanding at the end of the period	57,289
Distribution in excess of net investment income	$(17,753)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended
March 31, 2016
Operating activities
Net decrease in net assets resulting from operations	$(11,947)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(977,300)
Net change in unrealized depreciation	413
(Increase) decrease in operating assets:
Due from Advisors	(63,981)
Dividend income receivable	2,107
Increase (decrease) in operating liabilities:
Due to Advisors	69,791
Accrued professional fees	8,671
Accrued organization expenses	17,415
Accounts payable, accrued expenses, and other liabilities	(944)
Net cash used in operating activities	(955,775)

Financing activities
Issuance of Common Shares	1,268,775
Distributions paid	(2,820)
Net cash provided by financing activities	1,265,955

Net increase in cash	310,180
Cash, beginning of period	41,241
Cash, end of period	$351,421
Supplemental information:
Distributions reinvested	$3,061

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
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund is externally managed by Carey Credit Advisors, LLC ( the "Advisor"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission ("SEC"). The Advisor also provides the administrative services necessary for the operations of the Company and the Master Fund. The Master Fund commenced investment operations on April 2, 2015 and the Company commenced investment operations on October 15, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 37,500,000 Common Shares (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its initial Public Offering (see Note 5. Common Shares). As of March 31, 2016, the Company owned 1.83% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The Company's interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements stipulated in Articles 6 and 10 of Regulation S-X, and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year. The Company's unaudited financial statements should be read in conjunction with the Master Fund's unaudited consolidated financial statements; the Master Fund's quarterly report on Form 10-Q is incorporated by reference and filed as an exhibit to this Report.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation with no effect on our financial condition, results of operations or cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reported period, and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.
Cash
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the statements of assets and liabilities may exceed the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund's common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company.

Notes to Financial Statements (Unaudited)

Dividend Income
Dividend income associated with the Company's ownership of the Master Fund's common shares is recognized on the record date as declared periodically by the Master Fund.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statement of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering expenses and expensed to the Company's statement of operations over a 12-month period.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.
Distributions to the Company's Shareholders
Distributions to the Company's shareholders are recorded as a liability as of the record date.
Federal Income Taxes
The Company intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	March 31, 2016	138,716	$1,102,300	$1,095,233	79.8%
Carey Credit Income Fund	December 31, 2015	14,799	125,000	118,346	100.1%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares will be limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at its option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investment in the Master Fund common shares. No sale, transfer, assignment, pledge, or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
Share Repurchase Program
      The Master Fund intends to commence a share repurchase program in which it intends to repurchase, during each calendar quarter, up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters (or such fewer calendar quarters during the Master Fund's first year) at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. At the discretion of the Master Fund's Board of Trustees, the Master Fund intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares that it can

Notes to Financial Statements (Unaudited)

repurchase with cash on hand, cash available from borrowings and cash from the sale of the Master Fund's investments as of the end of the applicable period to repurchase its common shares. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
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
The Company has entered into agreements with the Advisor whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on the Company's behalf. The Company has entered into an agreement with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), an affiliate of the Advisor, to compensate for capital market services in connection with the marketing and distribution of the Company's Shares. The Company has entered into an agreement with GPIM whereby the Company agrees to (i) receive expense support payments, and (ii) to reimburse it for certain expenses such as expense support and organization and offering costs incurred on the Company's behalf.
Administrative Services Agreement
On February 27, 2015, the Company entered into an administrative services agreement with the Advisor, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator (the "Administrator"), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Advisor the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Company had no obligation to reimburse the Advisor for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Company's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect year to year thereafter if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.
Dealer Manager Agreement
On July 17, 2015, the Company entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering of Common Shares and (ii) the public offering of Common Shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates and the Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed on July 24, 2015 by and between the Advisors and the Company (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds or borrowings. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal

Notes to Financial Statements (Unaudited)

to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, performance-based incentive fees, organization and offering expenses, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company or the Advisors may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate (i) if the Company terminates the investment advisory agreement, (ii) if the Company's Board of Trustees makes a determination to dissolve or liquidate the Company or (iii) upon a liquidity event of the Company, including but not limited to (1) a listing of the Company's Common Shares on a national securities exchange, (2) the sale of all or substantially all of the Company's assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board of Trustees in which shareholders will likely receive cash or shares of a publicly-traded company.
The specific amount of Advisors' expense support obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by the Advisors, they are required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse the Advisors pursuant to the terms of the Expense Support Agreement shall survive the termination of such agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that the Advisors will reimburse any portion of the Company's expenses in future months.

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$3,412	$—	$3,412	NM	$0.00000	July 31, 2018
August 2015	34,437	—	34,437	NM	$0.96080	August 31, 2018
September 2015	35,102	—	35,102	NM	$1.92161	September 30, 2018
October 2015	29,802	—	29,802	249.22%	$1.92161	October 31, 2018
November 2015	33,096	—	33,096	44.90%	$1.92161	November 30, 2018
December 2015	5,468	—	5,468	5.58%	$1.92161	December 31, 2018
January 2016	28,793	—	28,793	23.94%	$1.92161	January 31, 2019
February 2016	27,114	—	27,114	22.70%	$1.92161	February 28, 2019
March 2016	70,036	—	70,036	9.67%	$1.80180	March 31, 2019
Total	$267,260	$—	$267,260
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, investment advisory fees, performance-based incentive fees, financing fees and costs, and interest expense. "NM" means not measurable in these months due the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any.

Summary of Related Party Transactions for the Three Months Ended March 31, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions, for the three months ended March 31, 2016:

		Three Months Ended
Related Party	Source Agreement & Description	March 31, 2016
Advisor	Administrative Services Agreement - expense reimbursement	$79,179
Dealer Manager	Dealer Manager Agreement - sales commissions and dealer manager fees	$21,225
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$17,415
Advisor and GPIM	Expense Support Agreement - expense support payments received from Advisors	$125,943
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2016, management believes that the risk of incurring any losses any for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering of 37,500,000 Common Shares was declared effective on July 31, 2015. On January 25, 2016, the Company decreased its public offering price from $9.28 per Share to $8.70 per Share. The purpose of this public offering price adjustment was to ensure that the Company's net asset value per Share was

Notes to Financial Statements (Unaudited)

not less than 97.5% of the net offering price at the time of acceptance of subscriptions for the purchase of the Company's Common Shares and the reinvestment of distributions.
Effective February 26, 2016, the Company effected a reverse stock split of the Company's outstanding Common Shares. Each issued and outstanding Common Share then outstanding was converted into 0.3480 Common Shares. Additionally, the total number of authorized Common Shares was also reduced, on a 1.0-for-0.3480 basis, from 1,000,000,000 to 348,000,000 Common Shares. The par value of Common Shares was unchanged. Additionally, the public offering price was revised from $8.70 per Common Share to $25.00 per Common Share, and the maximum sales load and net proceeds per share became $0.75 per Common Share and $24.25 per Common Share, respectively. The Company issued 52,447 Common Shares during the three months ended March 31, 2016. As of March 31, 2016, the public offering price was $25.00 per Common Share.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Shares	Amount
Gross proceeds from offering	52,321	$1,290,000
Dealer Manager fees and commissions	—	(21,225)
Net proceeds to the Company	52,321	1,268,775
Reinvestment of distributions	126	3,061
Net proceeds from offering	52,447	$1,271,836
Average net proceeds per Common Share	$24.25

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for the period commencing on July 31, 2015 and ending March 31, 2016:

	Inception through March 31, 2016
	Shares	Amount
Gross proceeds from offering	57,154	$1,415,000
Dealer Manager fees and commissions	—	(21,225)
Net proceeds to the Company	57,154	1,393,775
Reinvestment of distributions	135	3,276
Net proceeds from offering	57,289	$1,397,051
Average net proceeds per Common Share	$24.39

Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the three months ended March 31, 2016:

Record Date	Payment Date	Declared Distribution Per Share per Record Date	Declared Distribution Per Share per Payment Date	Cash Distribution
January 5, 12, 19, 26	January 27	$0.03695	$0.14780	$715
February 2, 9, 16, 23	February 24	$0.03695	0.14780	715
March 1, 8, 15, 22, 29	March 30	$0.03465	0.17325	4,451
			$0.46885	$5,881

Notes to Financial Statements (Unaudited)

Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Net decrease in net assets resulting from operations	$(11,947)
Weighted average Common Shares outstanding	13,437
Loss per Common Share - basic and diluted (1)	$(0.89)
______________________

(1)	Loss per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.42
Net investment loss (1)	(0.86)
Net unrealized losses (2)	0.57
Net decrease resulting from operations	(0.29)
Distributions to common shareholders
Distributions from net investment income (3)	—
Distributions in excess of net investment income (3)	(0.47)
Net decrease resulting from distributions	(0.47)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.29
Net increase in net assets resulting from Capital Share transactions	0.29
Net asset value, end of period	$23.95

INVESTMENT RETURNS
Total investment return (5)(7)	—%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$1,372,231
Average net assets (6)	$430,765
Common Shares outstanding, end of period	57,289
Weighted average Common Shares outstanding	13,437
Ratios-to-average net assets:
Net investment loss	(2.68)%
Total expenses	33.40%
Effect of expense reimbursement from Advisors	(29.24)%
Net expenses	4.17%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements (Unaudited)

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

(6)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(7)	Total return is 0.004% which is rounded down to 0.0% for presentation in the table above.
Note 9. Subsequent Events
The Company issued 83,248 Common Shares subsequent to March 31, 2016 through and including May 5, 2016, resulting in a $2.0 million increase in equity capital.
On April 27, 2016, the Company’s board of trustees declared distributions of $0.03496 per Share for five record dates beginning on May 3, 2016 through and including May 31, 2016.
On May 2, 2016, the Company increased its public offering price from $25.00 per Share to $25.50 per Share and the net price is $24.74. The purpose of this public offering price adjustment was to ensure that the Company’s net offering price per Share was not less than the Company's net asset value at the time of acceptance of subscriptions for the purchase of the Company's Shares and the reinvestment of distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report.  Unless otherwise noted, the terms "we," "us," and "our" refer to Carey Credit Income Fund - I. The Term "Master Fund" refers to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited financial statements presented in Part I. Item 1 Financial Statements (unaudited).
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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications includes senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

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

The Master Fund's investment activities may vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition, and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments the Master Fund currently seeks and intends to seek in the future, the amount of equity capital the Master Fund raises from the sale of its common shares to us and any other feeder funds, and the amount and cost of capital that the Master Fund may borrow.
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

Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its distribution to us.

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
Results of Operations
We commenced investment operations on July 31, 2015, and therefore, there is no comparative prior year period noted in the tables below. Operating results for the three months ended March 31, 2016 were as follows :

For the Three Months Ended March 31, 2016
Total investment income	$6,417
Net expenses	17,951
Net investment loss	(11,534)
Net change in unrealized depreciation on investment	(413)
Net decrease in net assets resulting from operations	$(11,947)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2016:

For the Three Months Ended March 31, 2016
Administrative services	$3,750
Related party reimbursements	79,179
Professional services	40,972
Organization expenses	17,415
Other expenses	2,578
Total operating expenses	143,894
Less: Expense support from related parties	(125,943)
Net expenses	$17,951
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the administrator that were reimbursable. Reimbursable costs and expenses include but are not limited to the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board of Trustees.

The composition of our administrative and professional services expenses for the period ended March 31, 2016 were as follows:

For the Three Months Ended March 31, 2016
Accounting services	$1,875
Administration services	1,875
Total administrative services	$3,750

Audit expense	$26,258
Compliance officer fees	5,400
Legal fees	7,514
Tax services	1,800
Total professional services	$40,972
Net Realized Gain (Loss) from Master Fund Investment
For the three months ended March 31, 2016, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on investments.
Changes in Unrealized Appreciation (Depreciation) on Master Fund Investment
For the three months ended March 31, 2016, the total net change in unrealized depreciation on our investment in the Master Fund was $413, and the decrease in the value of our investment in Master Fund common shares was in part driven by recent volatility in global energy and commodity prices.
Changes in Net Assets from Operations
For the three months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of $11,947. Based on the weighted average Shares outstanding for the three month ended March 31, 2016, our per Share decrease in net assets from operations was $0.89.
Cash Flows for the Three Months Ended March 31, 2016
For the three months ended March 31, 2016, net cash used in operating activities was $955,775. Cash flows used in operating activities for the three months ended March 31, 2016 was primarily due to the Company's investments in the Master Fund.
Net cash provided by financing activities was $1,265,955 during the period ended March 31, 2016, represented by equity capital raise of $1,268,775.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, and (iii) cash distributions to our shareholders. We do not currently anticipate issuing any preferred stock within 12 months of the commencement of operations and we will not borrow capital. We did not have any senior securities as of March 31, 2016.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is regularly invested in the common shares of the Master Fund.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 31, 2016.
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

Valuation of Investments
We invest substantially all of our equity capital in the purchase of common shares of the Master Fund. As such, we determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of common shares of the Master Fund that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after March 31, 2016. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Share for the period after March 31, 2016 are summarized as follows:

2016 Record Dates	2016 Payment Dates	Declared Distribution per Share per Record Date
April 5, 12, 19 and 26	April 27	$0.03496
May 3, 10, 17, 24 and 31	June 1	$0.03496
Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on our behalf and (iii) compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of the related party transactions and expense reimbursement agreements.
Reimbursement to the Advisors for Organization and Offering Expenses
As of March 31, 2016, the Advisors have incurred organization and offering costs on behalf of the Company in the approximate amount of $1.8 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering (see Note 4. Related Party Agreements and Transactions).
Reimbursement to the Advisor for Administrative Services
We reimburse the Advisor for its expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of the Advisor's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse the Advisor for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of the Advisor. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2016, 88.6% of the Master Fund's debt investments, or approximately $76.4 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Related Party Agreements and Transactions of the Master Fund's unaudited consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2016, the following table presents the approximate annualized increase (decrease) per Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of Common Shares outstanding, (ii) the number of Master Fund Shares outstanding,

(iii) our percent ownership of Master Fund shares and (iv) changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders, including us:

Net Increase
(Decrease)
Basis Points (bps) Increase	per Share
+50 bps	$(0.03)
+100 bps	$0.02
+150 bps	$0.07
+200 bps	$0.13
Item 4. Controls and Procedures.
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
Our chief executive officer and chief financial officer after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of March 31, 2016, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2016, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 28, 2016.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND - I

Date:	May 12, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2016	By:	/s/ Paul S. Saint-Pierre
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended March 31, 2016. (Filed herewith.)