Form 10-Q
period 2016-09-30
Carey Credit Income Fund - I
filed 2016-11-14
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 8, 2016 was 624,361.

CAREY CREDIT INCOME FUND - I
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of September 30, 2016 and December 31, 2015	3

	Statements of Operations for the three and nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015	4

	Statement of Changes in Net Assets for the nine months ended September 30, 2016	5

	Statements of Cash Flows for the nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 28, 2016. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 28, 2016. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Carey Credit Income Fund - I. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2016	December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost of $13,333,500 and $125,000, respectively)	$13,665,680	$118,346
Cash	196,320	41,241
Due from Advisors	—	6,022
Dividend income receivable	—	2,107
Deferred offering costs	52,696	—
Total assets	13,914,696	167,716

Liabilities
Due to Advisors	$26,597	$—
Accrued professional services fees	65,530	46,650
Accrued offering expenses	23,955	—
Accounts payable, accrued expenses and other liabilities	4,615	2,843
Total liabilities	120,697	49,493
Net Assets	$13,793,999	$118,223

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 546,368 and 4,842 Common Shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$546	$5
Paid-in-capital in excess of par value	13,565,933	125,210
Distributions in excess of net investment income	(104,660)	(338)
Net unrealized appreciation (depreciation) on investment	332,180	(6,654)
Total net assets	$13,793,999	$118,223
Net asset value per Common Share	$25.25	$24.42
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015	Nine Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015
Investment Income
Dividends from investment in Carey Credit Income Fund	$268,445	$—	$274,862	$—
Total investment income	268,445	—	274,862	—

Operating Expenses (1)
Administrative services	3,750	2,782	11,250	2,782
Related party reimbursements	59,258	—	213,009	—
Trustees fees	3,000	3,000	3,000	3,000
Professional services fees	53,335	66,168	121,415	66,168
Offering expenses	6,333	—	6,333	—
Organization expenses	19,475	—	97,631	—
Other expenses	7,744	—	21,741	—
Total operating expenses	152,895	71,950	474,379	71,950
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(52,469)	(71,950)	(372,492)	(71,950)
Net expenses	100,426	—	101,887	—
Net investment income	168,019	—	172,975	—

Unrealized appreciation from investment in Carey Credit Income Fund
Net change in unrealized appreciation on investment	249,392	—	338,834	—
Total unrealized appreciation	249,392	—	338,834	—
Net increase in net assets resulting from operations	$417,411	$—	$511,809	$—

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.38	$—	$0.84	$—
Earnings per Common Share - basic and diluted	$0.96	$—	$2.48	$—
Weighted average Common Shares outstanding - basic and diluted	436,876	—	206,603	—
Distributions per Common Share	$0.45	$—	$1.38	$—
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

Nine Months Ended
September 30, 2016
Operations
Net investment income	$172,975
Net change in unrealized appreciation on investment	338,834
Net increase in net assets resulting from operations	511,809
Shareholder distributions:
Distributions from net investment income	(172,975)
Distributions in excess of net investment income	(104,322)
Net decrease in net assets from shareholder distributions	(277,297)
Capital share transactions:
Issuance of Common Shares	13,277,240
Reinvestment of shareholders distributions	164,024
Net increase in net assets resulting from capital share transactions	13,441,264
Total increase in net assets	13,675,776
Net assets at beginning of period	118,223
Net assets at end of period	$13,793,999

Capital share activity:
Common Shares outstanding at the beginning of the period	4,842
Common Shares issued from subscriptions	534,999
Common Shares issued from reinvestment of distributions	6,527
Common Shares outstanding at the end of the period	546,368
Distributions in excess of net investment income at end of period	$(104,659)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015
Operating activities
Net increase in net assets resulting from operations	$511,809	$—
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchase of investments in Carey Credit Income Fund	(13,208,500)	—
Net change in unrealized appreciation on investment	(338,834)	—
(Increase) decrease in operating assets:
Due from Advisors	6,022	(53,026)
Dividend income receivable	2,107	—
Deferred offering costs	(52,696)	—
Increase in operating liabilities:
Due to Advisors	26,597	—
Accrued professional services fees	18,880	66,168
Accrued offering expenses	23,955	—
Accounts payable, accrued expenses, and other liabilities	1,772	2,782
Net cash (used in) provided by operating activities	(13,008,888)	15,924

Financing activities
Issuance of Common Shares	$13,277,240	$—
Distributions paid	(113,273)	—
Net cash provided by financing activities	13,163,967	—

Net increase in cash	155,079	15,924
Cash, beginning of period	41,241	—
Cash, end of period	$196,320	$15,924
Supplemental information:
Distributions reinvested	$164,024	$—

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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 37,500,000 Common Shares (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its initial Public Offering (see Note 5. Common Shares). The Company issued and sold its initial Shares on October 15, 2015 and then commenced investment operations. As of September 30, 2016, the Company owned 9.8% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company.
Transactions with Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are recognized as dividend income in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification to realized gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in or the redemption from the Master Fund. Realized gains and losses from the Company's transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering expenses and expensed to the Company's statements of operations over a 12-month period.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	September 30, 2016	1,645,241	619,544	$13,333,500	$13,665,680	99.1%
Carey Credit Income Fund	December 31, 2015	14,799	2,008	$125,000	$118,346	100.1%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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

Notes to Financial Statements (Unaudited)

shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Note 4. Related Party Agreements and Transactions
All of the Company’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of the Advisor. Its chief executive officer also serves as chief executive officer of WPC, the Advisor's ultimate parent. The memberships of the Board of Trustees of the Company and the Master Fund are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
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
Administrative Services Agreement
On October 3, 2016, the Company entered into an amended and restated administrative services agreement with the Advisor (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator (the "Administrator"), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Advisor the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Company had no obligation to reimburse the Advisor for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Company's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect year to year thereafter if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.
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
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of September 30, 2016, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.1 million. Under the terms

Notes to Financial Statements (Unaudited)

of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering.
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
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding an investment advisory fee, a performance-based incentive fee, organization and offering expenses, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors (3)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$3,412	$—	$3,412	NM	$0.00000	July 31, 2018
August 2015	34,437	—	34,437	NM	$0.96080	August 31, 2018
September 2015	35,102	—	35,102	NM	$1.92161	September 30, 2018
October 2015	29,802	—	29,802	249.22%	$1.92161	October 31, 2018
November 2015	33,096	—	33,096	44.90%	$1.92161	November 30, 2018
December 2015	5,468	—	5,468	5.58%	$1.92161	December 31, 2018
January 2016	28,793	—	28,793	23.94%	$1.92161	January 31, 2019
February 2016	27,113	—	27,113	22.70%	$1.92161	February 28, 2019
March 2016	70,036	—	70,036	9.67%	$1.80180	March 31, 2019
April 2016	51,100	—	51,100	1.90%	$1.81792	April 30, 2019
May 2016	69,599	—	69,599	1.01%	$1.81792	May 31, 2019
June 2016	73,382	—	73,382	0.55%	$1.81792	June 30, 2019
July 2016	90,050	—	90,050	0.48%	$1.81792	July 31, 2019
August 2016	49,443	—	49,443	0.40%	$1.81792	August 31, 2019
September 2016	(87,024)	—	(87,024)	0.32%	$1.81792	September 30, 2019
Total	$513,809	$—	$513,809
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any.

(3)
In September 2016, the Advisors' year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees.

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015
The following table presents the related party fees, expenses, and transactions for the three and nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in financial statements:

Related Party	Source Agreement & Description	Three Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015	Nine Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015
Advisor	Administrative Services Agreement - expense reimbursement	$59,258	$—	$213,009	$—
Dealer Manager	Dealer Manager Agreement - dealer manager fees	$116,602	$—	$255,695	$—
Advisors	O&O Agreement - organization expenses reimbursements	$19,475	$—	$97,631	$—
Advisors	O&O Agreement - offering expenses reimbursements	$59,029	$—	$59,029	$—
Advisors	Expense Support Agreement - expense support to (from) related parties	$52,469	$71,950	$372,492	$71,950
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2016, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering of 37,500,000 Common Shares was declared effective on July 31, 2015. Effective February 26, 2016, the Company effected a reverse stock split of the Company's outstanding Common Shares. Each issued and outstanding Common Share then outstanding was converted into 0.3480 Common Shares. Additionally, the total number of authorized Common Shares was also reduced, on a 1.0-for-0.3480 basis, from 1,000,000,000 to 348,000,000 Common Shares. The par value of Common Shares was unchanged. For the nine months ended September 30, 2016 the public offering price of the Company's Common Shares ranged from a low of $25.00 per Common Share to a high of $26.30 per Common Share, restated for the reverse stock split prior to February 26, 2016. From July 31, 2015 (inception) through September 30, 2015 there were no revisions to the public offering price.

Notes to Financial Statements (Unaudited)

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for (i) the nine months ended September 30, 2016 and (ii) the period commencing on July 31, 2015 and ending September 30, 2016:

	Nine Months Ended September 30, 2016		Inception through September 30, 2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering	534,999	$13,532,935	539,833	$13,657,935
Dealer Manager fees and commissions	—	(255,695)	—	(255,695)
Net proceeds to the Company	534,999	13,277,240	539,833	13,402,240
Reinvestment of distributions	6,527	164,024	6,535	164,239
Net proceeds from offering	541,526	$13,441,264	546,368	$13,566,479
Average net proceeds per Common Share	$24.82		$24.83
On July 29, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 1,602 Common Shares at a cash price of $24.60 per Common Share. The tender offer expired on September 9, 2016; no shares were tendered for purchase by the Company.
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the nine months ended September 30, 2016. No distributions were paid or accrued during the period from July 31, 2015 (inception) through September 30, 2015:

Record Date	Payment Date	Declared Distribution Per Share per Record Date	Declared Distribution Per Share per Payment Date	Total Distribution (including Reinvested Distributions)
January 5, 12, 19, 26	January 27	$0.036954	$0.147816	$715
February 2, 9, 16, 23	February 24	0.036954	0.147816	715
March 1, 8, 15, 22, 29	March 30	0.034650	0.173250	4,451
April 5, 12, 19, 26	April 27	0.034960	0.139840	11,104
May 3, 10, 17, 24, 31	June 1	0.034960	0.174800	28,252
June 7, 14, 21, 28	June 29	0.034960	0.139840	35,233
July 5, 12, 19, 26	July 27	0.034960	0.139840	47,719
August 2, 9, 16, 23, 30	August 31	0.034960	0.174800	76,950
September 6, 13, 20, 27	September 28	0.034960	0.139840	72,158
Total			$1.377842	$277,297
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings per Common Share) for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Net increase in net assets resulting from operations	$417,411	$511,809
Weighted average Common Shares outstanding - basic and diluted	436,876	206,603
Earnings per Common Share - basic and diluted (1)	$0.96	$2.48
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2016; the financial highlights for the period from July 31, 2015 (inception) to September 30, 2015 have been omitted from these unaudited financial statements since the Company had not sold any Common Shares and it had not started investment operations as of September 30, 2015.

Nine Months Ended
September 30, 2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.42
Net investment income (1)	0.84
Net unrealized gains (2)	1.17
Net increase resulting from operations	2.01
Distributions to common shareholders
Distributions from net investment income (3)	(0.84)
Distributions in excess of net investment income (3)	(0.54)
Net decrease resulting from distributions	(1.38)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.20
Net increase in net assets resulting from capital share transactions	0.20
Net asset value, end of period	$25.25

INVESTMENT RETURNS
Total investment return-net price (5)	8.33%
Total investment return-net asset value (6)	9.32%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$13,793,999
Average net assets (7)	$5,323,027
Common Shares outstanding, end of period	546,368
Weighted average Common Shares outstanding	206,603
Ratios-to-average net assets: (7)(8)
Net investment income	3.25%
Total expenses	8.91%
Effect of expense reimbursement from Advisors	(7.00)%
Net expenses	1.91%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(4)
The continuous issuance of Common Shares may cause an incremental increase in net asset value per Share due to the sale of Shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per Share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

Notes to Financial Statements (Unaudited)

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(7)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(8)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund.
Note 9. Subsequent Events
The Company issued 77,993 Common Shares subsequent to September 30, 2016 through and including November 8, 2016, resulting in a $2.0 million increase in equity capital.
On September 29, 2016, the Company’s Board of Trustees declared distributions of $0.03496 per Share per week for four record dates beginning on October 4, 2016 through and including October 25, 2016.    On October 31, 2016, the Company’s Board of Trustees declared distributions of $0.03496 per Share per week for five record dates beginning on November 1, 2016 through and including November 29, 2016.
On November 10, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 4,038 Common Shares at a cash price of $25.25 per Common Share. The tender offer will expire on December 19, 2016 at 5:00 PM, central time.

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

Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, organization expenses and amortization of deferred offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third party valuation services, and various other professional services fees.
Results of Operations
We commenced investment operations on October 15, 2015; therefore there is no comparative income and investment related results recorded for the period from July 31, 2015 (inception) to September 30, 2015 in some of the tables below. Operating results for the three and nine months ended September 30, 2016 were as follows:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total investment income	$268,445	$274,862
Net expenses	100,426	101,887
Net investment income	168,019	172,975
Net change in unrealized appreciation on investment	249,392	338,834
Net increase in net assets resulting from operations	$417,411	$511,809
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015:

	For the Three Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015	For the Nine Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015
Administrative services	$3,750	$2,782	$11,250	$2,782
Related party reimbursements	59,258	—	213,009	—
Trustees fees	3,000	3,000	3,000	3,000
Professional services fees	53,335	66,168	121,415	66,168
Offering expenses	6,333	—	6,333	—
Organization expenses	19,475	—	97,631	—
Other expenses	7,744	—	21,741	—
Total operating expenses	152,895	71,950	474,379	71,950
Less: Expense support from related parties	(52,469)	(71,950)	(372,492)	(71,950)
Net expenses	$100,426	$—	$101,887	$—
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the Administrator that were reimbursable. Reimbursable costs and expenses include but are not limited to the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board of Trustees. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company.

The composition of our administrative and professional services fees for the three and nine months ended September 30, 2016 and 2015 was as follows:

	For the Three Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015	For the Nine Months Ended September 30, 2016	Period from July 31, 2015 (inception) to September 30, 2015
Accounting services	$1,875	$1,391	$5,625	$1,391
Administration services	1,875	1,391	5,625	1,391
Total administrative services	$3,750	$2,782	$11,250	$2,782

Audit expense	$26,547	$43,117	$79,063	$43,117
Compliance officer fees	5,400	—	16,200	—
Legal fees	19,588	20,233	20,752	20,233
Tax services	1,800	2,818	5,400	2,818
Total professional services fees	$53,335	$66,168	$121,415	$66,168
Net Realized Gain (Loss) from Master Fund Investment
For the three and nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on our investment in Master Fund shares.
Changes in Unrealized Appreciation on Master Fund Investment
For the three and nine months ended September 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $249,392 and $338,834, respectively.
Cash Flows for the Nine Months Ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015
For the nine months ended September 30, 2016 and for the period from July 31, 2015 (inception) to September 30, 2015, net cash provided by (used in) operating activities was ($13,008,888) and $15,924, respectively. Cash flows used in operating activities for the nine months ended September 30, 2016 was primarily due to the Company's investments in the Master Fund.
Net cash provided by financing activities was $13,163,967 during the period ended September 30, 2016, primarily represented by proceeds from issuance of Common Shares of $13,277,240.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.
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
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after September 30, 2016. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Common Share for the period after September 30, 2016 are summarized as follows:

2016 Record Dates	2016 Payment Dates	Declared Distribution per Share per Record Date
October 4, 11, 18 and 25	October 26	$0.03496
November 1, 8, 15, 22 and 29	November 30	0.03496
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2016, 93.2% of the Master Fund's debt investments, or approximately $205.4 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 5. Related Party Agreements and Transactions of the Master Fund's unaudited consolidated financial statements.
Based on our investment position in the Master Fund as of September 30, 2016, the following table presents the approximate annualized increase (decrease) in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase (Decrease) per Share
+50 bps	$(0.03)
+100 bps	0.01
+150 bps	0.05
+200 bps	0.09

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
Our chief executive officer and chief financial officer after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2016, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2016, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 28, 2016.
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

CAREY CREDIT INCOME FUND - I

Date:	November 14, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Paul S. Saint-Pierre
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

10.1	Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Filed herewith.)

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended September 30, 2016. (Filed herewith.)