Form 10-K
period 2016-12-31
Carey Credit Income Fund - I
filed 2017-03-22
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091
CAREY CREDIT INCOME FUND - I
(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2016, non-affiliates held 313,069 of the outstanding common shares with an aggregate market value of $8.0 million based on a public offering price of $25.50 per common share, including sales load.
The number of the Registrant's common shares outstanding as of March 17, 2017 was 1,070,163.
Documents Incorporated by Reference
None.

CAREY CREDIT INCOME FUND-I INDEX

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
Carey Credit Advisors, LLC is referred to as the "Advisor" or “W. P. Carey” in this Report. Guggenheim Partners Investment Management LLC is referred to as “Guggenheim” in this Report. Carey Credit Advisors, LLC and Guggenheim Partners Investment Management LLC are also referred to as the "Advisors." Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein.

Item 1. Business.
Overview
We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and we commenced our investment activities on October 15, 2015 concurrent with the commencement of subscription activity for our Common Shares.
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as business development companies ("BDC") under the 1940 Act. The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of its financial condition and results of operations is presented in its annual report on Form 10-K, as filed at www.sec.gov, and it should be read in its entirety.
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

On July 15, 2015, the staff of the Securities and Exchange Commission issued a no action letter to the Master Fund and Carey Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional

Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:

•	a Feeder Fund to operate as a BDC under the 1940 Act;

•	a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

•	the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov.
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
RISKS RELATED TO OUR BUSINESS
We have no meaningful operating history, while the Master Fund has a limited operating history.
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
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our regulated investment companies ("RIC" or "RICs") status under Subchapter M of the Code. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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

Our distributions may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from our securities offering. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.
In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in interests of portfolio companies.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
As a BDC, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board of Trustees. There is not a public market or active secondary market for many of the securities of the privately-held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. As a result, we will value a significant portion of these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees.
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We will value these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and based on input from our Advisors and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Advisors and their affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
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
Certain investment analysis and decisions by the Advisors may be undertaken limited information.
Given the nature of our investments, the same level of information that would exist for a publicly-traded company may not be available to the Advisors. Therefore, at times, the Advisors may be forced to make investment decisions with limited information regarding factors that may adversely affect an investment.
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
RISKS RELATED TO OUR INVESTMENTS
We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisors. The following are risks associated with our investments:

•
Senior Secured Loans and Second Lien Loans. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•
Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount ("OID"). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

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

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Debt securities rated below investment grade quality (e.g., junk bonds) are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.
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
While we intend to be diversified across industry sectors, a decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of energy or other commodity focused companies in which we may invest. Energy and other commodity focused companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.
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
We may continue to be subject to certain contingent liabilities arising from the sale or other disposition of our investments.
A significant portion of our investments involve private securities. In connection with the sale or other disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company, typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are determined to be inaccurate with respect to potential liabilities. These arrangements may constitute contingent liabilities that ultimately could result in funding obligations that we must satisfy through our return of distributions previously made to us on such investment. If this occurs, we could incur losses associated with the payments of amounts in satisfaction of such liabilities. Consequently, the value of our Shares may decline and our future distributions to shareholders may be reduced, although in no event would shareholders be required to return distributions previously paid by us to them on account of such liabilities.

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
We may acquire a significant percentage of our portfolio company investments from privately-held companies in directly negotiated transactions. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.
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
As a BDC, we are required to maintain a minimum coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings, subject to any then-current asset courage requirements. We cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so, if any then-current asset coverage requirements are not met. This could have a material adverse effect on our operations and we may not be able to make distributions.
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$275.1 million in income earning total assets at the beginning of 2017;

•	$126.0 million in senior securities outstanding at the beginning of 2017;

•	$178.1 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 3.64% for 2017.
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

						Breakeven
Assumed return on our portfolio (net of expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%	1.67%
Corresponding return to shareholders	-18.02%	-10.30%	-2.58%	5.15%	12.87%	0.00%
The illustrative results in the table above indicate that an assumed -5.00% annual return on our earning assets in 2017 would hypothetically result in a -10.30% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2017 would hypothetically result in a 5.15% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.67% in 2017 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2017.
The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.
              Hamilton Finance LLC ("Hamilton"), a wholly-owned financing subsidiary, has entered into a financing arrangement with a national commercial bank. The agreement governing this financing arrangement contains various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangement and the acceleration of any amounts outstanding thereunder, which could require the Master Fund or its subsidiary to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.
              The Master Fund's or Hamilton's failure to comply with the covenants set forth in the financing arrangement could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that the Master Fund's or its subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources for a more detailed discussion of the terms of these financing arrangements.

Pending legislation may allow us to incur additional leverage.
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation expected to be introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.
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
RISKS RELATED TO OUR ADVISORS AND THEIR RESPECTIVE AFFILIATES
The Advisors have limited experience managing a BDC.
Our Advisors have limited experience managing a vehicle regulated as a BDC and may not be able to operate our business successfully or achieve our investment objectives. As a result, an investment in our Shares may entail more risk than the common shares of a comparable company with a substantial operating history.
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification, and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.
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
Each of our Advisors manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.
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
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (i.e., PIK income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisors, even though we do not receive the income in the form of cash.
The quarterly incentive fee on income that we pay is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income on adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year, or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the US Securities and Exchange Commission ("SEC"). Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We received an exemptive order from the SEC on June 28, 2016 that permits us to, among other things, co-invest with other funds, including funds managed by Guggenheim and certain of its affiliates. Our exemptive order is subject to certain terms and conditions. Accordingly, we are permitted to co-invest with other accounts or other entities managed by Guggenheim, subject to the various conditions contained in our exemptive order. After our receipt of the SEC exemptive relief, we have adopted Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that we will be presented with all investment opportunities that fit within our investment strategy and that we will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
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
Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory and Investment Sub-Advisory Agreements, and their assets will not be available to satisfy our debts and obligations. The Advisors will not be responsible for any action of our Board of Trustees in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory and Investment Sub-Advisory Agreements, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisors will not be liable to us for their acts under the Investment Advisory and Investment Sub-Advisory Agreements (absent willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). We have also agreed to indemnify, defend, and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisors with respect to all damages, liabilities, costs, and expenses resulting from acts of our Advisors (not arising out of willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). These protections may lead our Advisors to act in a riskier manner when acting on our behalf than they would when acting for their own account.
Our Sub-Advisor is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, our Sub-Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a potential conflict of interest in connection with a $50 million loan that a senior executive received from an advisory client and inadvertently billing management fees of $6.5 million to non-managed assets of one client. Our Sub-Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Sub-Advisor. Additionally, the SEC censured our Sub-Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Sub-Advisor’s future business activities.

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
As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Master Fund may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that the Master Fund's asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, the Master Fund may incur increased leverage and be subject to additional risk. If the Master Fund issues senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit the Master Fund's investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
The Master Fund may borrow for investment purposes. If the value of the Master Fund's assets declines, it may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from being subject to tax as a RIC, which would generally result in a corporate-level tax on any income and net gains. If the Master Fund cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of its debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Also, any amounts that the Master Fund uses to service its indebtedness would not be available for distributions to our common shareholders.
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
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.
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
CCIF 2016T and CCIF 2018T also have finite terms and the timing of their liquidations will like occur before any liquidation that we may have. CCIF 2016T's and CCIF 2018T's liquidations may be at a time that is disadvantageous to the Master Fund and our shareholders.
CCIF 2016T and CCIF 2018T also have finite terms and the timing of their liquidations will likely occur before any liquidation that we may have. The Master Fund may sell some of its investments, borrow additional funds, or use capital raised from other feeder funds, including us, to meet the liquidation needs of CCIF 2016T and CCIF 2018T. CCIF 2016T's and CCIF 2018T's liquidations may be at a time that is disadvantageous to the Master Fund and, thus, our shareholders through our ownership of the Master Fund. CCIF 2016T and CCIF 2018T intend to liquidate their interests in the Master Fund and distribute all proceeds to their shareholders on or before December 31, 2021 and December 31, 2023, respectively.
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
You do not have preemptive rights to any Shares we issue in the future. Our Declaration of Trust authorizes us to issue up to 348,000,000 Shares. Pursuant to our Declaration of Trust, a majority of our entire Board of Trustees may amend our Declaration of Trust to increase our authorized Shares without shareholder approval. Our Board of Trustees may elect to sell additional Shares in the future. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Shares.
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
Our Declaration of Trust, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board of Trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series; and our Board of Trustees may, without shareholder action, amend our Declaration of Trust to increase the number of our Shares, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our Shares the opportunity to realize a premium over the value of our Shares.

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
There are special considerations for pension or profit-sharing trusts, Keoghs, or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh, or other retirement plan, or IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Code;

•	whether your investment will produce unrelated business taxable income to the benefit plan; and

•	your need to value the assets of the benefit plan annually.
We believe that, under current ERISA law and regulations, our assets will not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Code that purchases Shares, if the facts and assumptions described in this prospectus arise as expected, and based on our related representations. Our view is not binding on the IRS or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Code, and some of the transactions we will enter into with our Advisors and their affiliates could be considered “prohibited transactions,” which could cause us, our Advisors, and their affiliates to be subject to liabilities and excise taxes. In addition, W. P. Carey could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions, and prohibitions under Part 4 of Title I of ERISA. Even if our assets will not be considered to be plan assets, a prohibited transaction could occur if we, our Advisors, any selected dealer, the transfer agent, or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, Shares should not be purchased.
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
The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
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
We invest all or substantially all of our assets in the Master Fund, which intends to qualify as a RIC. Failure of the Master Fund to so qualify will have an adverse effect on our qualification as a RIC.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.
Item 3. Legal Proceedings.
At March 17, 2017, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
From time to time, we, or our administrator, may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims, and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no established public trading market for our common stock ("Shares" or "Common Shares").
Shareholders
As of March 17, 2017, we had 600 record holders of our Shares.
Continuous Public Offering of Common Shares
We are selling our Shares on a continuous basis at a current public offering price ("POP") of $26.75 per Share under Securities Act File No. 333-198667 ("Registration Statement") that was initially declared effective as of July 31, 2015 (the "Public Offering"). Our Public Offering will terminate the earlier of (i) July 31, 2018 (subject to extension under limited conditions), (ii) the date that all of the remaining Shares available in the Public Offering have been sold, or (iii) the date our Board of Trustees otherwise determines to terminate the Public Offering.
To the extent that our net asset value per Share (“NAV”) increases, we will ensure that our Shares are not sold at a public offering price, after deduction of Dealer Manager fees, that is below our NAV. In connection with each weekly closing on the sale of Shares pursuant to our Public Offering and periodic reinvestment of distributions in our Shares, we make the determination that we are not selling Shares at a price, after deduction of Dealer Manager fees, below our then current NAV within 48 hours before the time that we issue Shares. In addition, if the NAV were to decline below 97.5% of the public offering price, net of Dealer Manager fees, then we will voluntarily delay the acceptance of subscriptions for our Shares until the NAV is greater than 97.5% of the public offering price, net of Dealer Manager fees.
The following table lists the NAV per share, the POP for Shares sold in our Public Offering including and excluding Dealer Manager fees, the net POP premium as a percentage of NAV, and quarterly declared distributions per Share as of December 31, 2016 and 2015.

	End of Period NAV	POP (1)	Net POP (1)	Net POP Premium to NAV (2)	Declared Distributions per Share
Year Ended December 31, 2016
Fourth Quarter	$25.75	$26.60	$25.80	0.2%	$0.45
Third Quarter	$25.25	$26.30	$25.51	1.0%	$0.45
Second Quarter	$24.60	$25.50	$24.74	0.6%	$0.45
First Quarter	$23.95	$25.00	$24.25	1.3%	$0.47
Year Ended December 31, 2015
Fourth Quarter	$24.42	$26.66	$25.86	5.9%	$0.41
______________________

(1)	As of December 31, 2015, the POP and net POP was $9.28 and $9.00 per Share, respectively, prior to the effect of an 1.0-for-0.348 reverse share split on February 26, 2016.

(2)	No Shares were sold in the fourth quarter of 2015 when NAV was less than 97.5% of net POP.
The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering:

	Inception through December 31, 2016
	Shares	Amount
Gross proceeds from offering	777,742	$19,892,910
Dealer Manager fees	—	(389,995)
Net proceeds to the Company	777,742	19,502,915
Reinvestment of distributions	13,184	334,494
Net proceeds from offerings	790,926	$19,837,409
Average net proceeds per Common Share	$25.08

Registrant's Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended December 31, 2016.
Unregistered Sale of Equity Securities
None.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2016 and December 31, 2015:

	Cash Distributions Declared Per Share
Quarter	2016	2015
First	$0.46888	$—
Second	0.45448	—
Third	0.45448	—
Fourth	0.45448	0.40649
Total	$1.83232	$0.40649
We also declared forward weekly distributions of $0.034960 per Share per week for shareholders of record between January 3, 2017 and March 28, 2017.
Because we intend to establish and maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2016, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2017, a Form 1099-DIV was sent to our non-corporate shareholders which stated the amount and source allocations of the 2016 paid distributions.

Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2016 and (ii) as of December 31, 2015 and for the period from July 31, 2015 (inception) to December 31, 2015 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

		Period from
		July 31, 2015
	Year Ended	(Inception) to
	December 31, 2016	December 31, 2015
Statements of operations data:
Dividends from investment in Carey Credit Income Fund	$338,958	$2,107
Operating expenses
Total operating expenses	593,629	142,510
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(705,241)	(141,317)
Net expenses	(111,612)	1,193
Net investment income	450,570	914
Net change in unrealized appreciation (depreciation) on investment	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$1,106,856	$(5,740)
Per Share data:
Net investment income per Common Share outstanding - basic and diluted	$1.41	$0.58
Earnings (loss) per Common Share - basic and diluted	$3.46	$(3.65)
Distributions per Common Share	$1.83	$0.41
Other data:
Total investment return-net price (1)	12.45%	(4.09)%
Total investment return-net asset value (2)	13.47%	(4.09)%
Total investment activity for the period	$19,190,500	$125,000
Statements of Assets and Liabilities data:
Total assets	$20,473,913	$167,716
Total net assets	$20,364,450	$118,223
_______________________

(1)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 31, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(2)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized for the period from July 31, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
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
Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its distributions to us.
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
Results of Operations
Operating results for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 were as follows:

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
Total investment income	$338,958	$2,107
Net expenses	(111,612)	1,193
Net investment income	450,570	914
Net change in unrealized appreciation (depreciation) on investment	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$1,106,856	$(5,740)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015.
Operating Expenses
Operating expenses consisted of the following major components for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
Administrative services	$15,000	$6,391
Related party reimbursements	269,436	14,211
Trustees fees	3,000	3,000
Professional services fees	140,158	117,085
Offering expenses	31,180	—
Organization expenses	97,631	338
Printing and mailing expenses	20,698	—
Other expenses	16,526	1,485
Total operating expenses	593,629	142,510
Less: Expense support from related parties	(705,241)	(141,317)
Net expenses	$(111,612)	$1,193
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
The composition of our administrative and professional services fees for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 was as follows:

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
Accounting services	$7,500	$3,145
Administrative services	7,500	3,246
Total administrative services	$15,000	$6,391

Audit expense	$90,500	$52,500
Compliance officer fees	21,000	8,400
Legal fees	21,458	49,185
Tax services	7,200	7,000
Total professional services fees	$140,158	$117,085
Net Realized Gain (Loss)
For the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015, we did not sell any shares of the Master Fund and therefore we did not incurred any realized gains or losses on our investment.
Changes in Unrealized Appreciation (Depreciation) on Investment
For the year ended December 31, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $656,286. For the period from inception to December 31, 2015, the total net change in unrealized depreciation on our investment in the Master Fund was $6,654.
Cash Flows for the Year Ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015
For the year ended December 31, 2016, net cash used in operating activities was $18,928,904. Cash flows used in operating activities for the year ended December 31, 2016 was primarily due to the Company's investments in the Master Fund.
For the period from July 31, 2015 (inception) to December 31, 2015, net cash used in operating activities was $82,722. Cash flows used in operating activities for the the period from July 31, 2015 (inception) to December 31, 2015, were primarily due to the Company's investment in the Master Fund.

Net cash provided by financing activities was $19,139,371 during the year ended December 31, 2016, primarily represented by proceeds from issuance of Common Shares of $19,377,915.
Net cash provided by financing activities was $123,963 for the period from July 31, 2015 (inception) to December 31, 2015 primarily represented by proceeds from issuance of Common Shares of $125,000.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2016 and December 31, 2015.
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
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after December 31, 2016. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Common Share for the period after December 31, 2016 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
January 3, 10, 17, 24, 31	February 1	$0.03496
February 7, 14, 21, 28	March 1	$0.03496
March 7, 14, 21, 28	March 29	$0.03496
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
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the Independent Trustees Committee of our Board of Directors.

See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2016, 90.7% of the Master Fund's investments, or $249.4 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2016, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.03
+100 bps	0.10
+150 bps	0.17
+200 bps	0.24

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Carey Credit Income Fund - I:

In our opinion, the accompanying statements of assets and liabilities and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Carey Credit Income Fund - I (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of its operations, its changes in net assets and its cash flows for the year ended December 31, 2016 and the period from July 31, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
March 21, 2017

CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost of $19,315,500 and $125,000, respectively)	$19,965,132	$118,346
Cash	251,708	41,241
Due from Advisors	138,773	6,022
Dividend income receivable	—	2,107
Deferred offering costs	118,300	—
Total assets	$20,473,913	$167,716

Liabilities
Due to Advisors	$17,136	$—
Accrued professional services fees	42,461	46,650
Accrued offering expenses	35,968	—
Accounts payable, accrued expenses and other liabilities	13,898	2,843
Total liabilities	109,463	49,493
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$20,364,450	$118,223

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 790,926 and 4,842 Common Shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$791	$5
Paid-in-capital in excess of par value	19,830,285	125,210
Distributions in excess of net investment income	(116,258)	(338)
Net unrealized appreciation (depreciation) on investment	649,632	(6,654)
Total net assets	$20,364,450	$118,223
Net asset value per Common Share	$25.75	$24.42
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
Investment Income
Dividends from investment in Carey Credit Income Fund	$338,958	$2,107
Total investment income	338,958	2,107

Operating Expenses (1)
Administrative services	15,000	6,391
Related party reimbursements	269,436	14,211
Trustees fees	3,000	3,000
Professional services fees	140,158	117,085
Offering expenses	31,180	—
Organization expenses	97,631	338
Printing and mailing expenses	20,698	—
Other expenses	16,526	1,485
Total operating expenses	593,629	142,510
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(705,241)	(141,317)
Net expenses	(111,612)	1,193
Net investment income	450,570	914

Unrealized appreciation (depreciation) from investment in Carey Credit Income Fund
Net change in unrealized appreciation (depreciation) on investment	656,286	(6,654)
Total unrealized appreciation (depreciation)	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$1,106,856	$(5,740)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$1.41	$0.58
Earnings (loss) per Common Share - basic and diluted	$3.46	$(3.65)
Weighted average Common Shares outstanding - basic and diluted	319,795	1,572
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CHANGES IN NET ASSETS

		Period from
		July 31, 2015
	Year Ended	(Inception) to
	December 31, 2016	December 31, 2015
Operations
Net investment income	$450,570	$914
Net change in unrealized appreciation (depreciation)	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	1,106,856	(5,740)
Shareholder distributions:
Distributions from net investment income	(450,570)	(914)
Distributions in excess of net investment income	(122,253)	(338)
Net decrease in net assets from shareholder distributions	(572,823)	(1,252)
Capital share transactions:
Issuance of Common Shares	19,377,915	125,000
Reinvestment of shareholders distributions	334,279	215
Net increase in net assets resulting from capital share transactions	19,712,194	125,215
Total increase in net assets	20,246,227	118,223
Net assets at beginning of period	118,223	—
Net assets at end of period	$20,364,450	$118,223

Capital share activity:
Common Shares outstanding at the beginning of the period	4,842	—
Common Shares issued from subscriptions	772,924	4,818
Common Shares issued from reinvestment of distributions	13,160	24
Common Shares outstanding at the end of the period	790,926	4,842
Distributions in excess of net investment income at end of period	$(116,258)	$(338)
Distributions per Common Share	$1.83	$0.41
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS

		Period from
		July 31, 2015
	Year Ended	(Inception) to
	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,106,856	$(5,740)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(19,190,500)	(125,000)
Net change in unrealized (appreciation) depreciation on investment	(656,286)	6,654
(Increase) decrease in operating assets:
Due from Advisors	(132,751)	(6,022)
Dividend income receivable	2,107	(2,107)
Deferred offering costs	(118,300)	—
Increase (decrease) in operating liabilities:
Due to Advisors	17,136	—
Accrued professional services fees	(4,189)	46,650
Accrued offering expenses	35,968	—
Accounts payable, accrued expenses, and other liabilities	11,055	2,843
Net cash used in operating activities	(18,928,904)	(82,722)

Financing activities
Issuance of Common Shares	$19,377,915	$125,000
Distributions paid	(238,544)	(1,037)
Net cash provided by financing activities	19,139,371	123,963

Net increase in cash	210,467	41,241
Cash, beginning of period	41,241	—
Cash, end of period	$251,708	$41,241
Supplemental information:
Distributions reinvested	$334,279	$215
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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its initial public offering (see Note 5. Common Shares). As of December 31, 2016, the Company owned 11.21% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company's financial statements should be read in conjunction with the Master Fund's financial statements.
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

Notes to Financial Statements

with the Master Fund are recorded on the effective date of the subscription in or the redemption from the Master Fund. Realized gains and losses from the Company's transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering costs and expensed to the Company's statements of operations over a 12-month period.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.
Distributions to the Company's Shareholders
Distributions to the Company's shareholders are recorded as a liability as of the record date.
Federal Income Taxes
The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	December 31, 2016	2,356,468	954,843	$19,315,500	$19,965,132	98.0%
Carey Credit Income Fund	December 31, 2015	14,799	2,008	$125,000	$118,346	100.1%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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
The Company has entered into agreements with the Advisor whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on the Company's behalf. The Company has entered into an agreement with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), an affiliate of the Advisor, to compensate for capital market services in connection with the marketing and distribution of the Company's Shares. The Company has entered into an agreement with GPIM whereby the Company agrees to (i) receive expense support payments, and (ii) reimburse it for certain expenses such as expense support and organization and offering costs incurred on the Company's behalf.
Administrative Services Agreement
On October 3, 2016, the Company entered into an amended and restated administrative services agreement with the Advisor (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator (the "Administrator"), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Company had no obligation to reimburse the Administrator for any services or other expenses incurred directly by the Administrator or its affiliates, excluding any expenses of third-party service providers incurred by the Administrator or its affiliates on the Company's behalf.
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
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of December 31, 2016, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.2 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering.

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

Notes to Financial Statements

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors (3)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$3,412	$—	$3,412	NM	NM	$0.00000	July 31, 2018
August 2015	34,437	—	34,437	NM	NM	$0.96080	August 31, 2018
September 2015	35,102	—	35,102	NM	NM	$1.92161	September 30, 2018
October 2015	29,802	—	29,802	249.2%	1.75%	$1.92161	October 31, 2018
November 2015	33,096	—	33,096	44.9%	1.75%	$1.92161	November 30, 2018
December 2015	5,468	—	5,468	5.58%	1.75%	$1.92161	December 31, 2018
January 2016	28,793	—	28,793	23.94%	1.75%	$1.92161	January 31, 2019
February 2016	27,113	—	27,113	22.70%	1.75%	$1.92161	February 28, 2019
March 2016	70,036	—	70,036	9.67%	1.75%	$1.80180	March 31, 2019
April 2016	51,100	—	51,100	1.90%	1.75%	$1.81792	April 30, 2019
May 2016	69,599	—	69,599	1.01%	1.75%	$1.81792	May 31, 2019
June 2016	73,382	—	73,382	0.55%	1.75%	$1.81792	June 30, 2019
July 2016	90,050	—	90,050	0.48%	1.75%	$1.81792	July 31, 2019
August 2016	49,443	—	49,443	0.40%	1.75%	$1.81792	August 31, 2019
September 2016	(87,024)	—	(87,024)	0.32%	1.75%	$1.81792	September 30, 2019
October 2016	114,400	—	114,400	0.24%	1.75%	$1.81792	October 31, 2019
November 2016	146,955	—	146,955	0.21%	1.75%	$1.81792	November 30, 2019
December 2016	71,395	—	71,395	0.13%	1.75%	$1.81792	December 31, 2019
Total	$846,559	$—	$846,559
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

Notes to Financial Statements

Summary of Related Party Transactions for the Year Ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

			Period from
			July 31, 2015
		Year Ended	(inception) to
Related Party	Source Agreement & Description	December 31, 2016	December 31, 2015
Advisor	Administrative Services Agreement - expense reimbursement	$269,436	$14,211
Dealer Manager	Dealer Manager Agreement - dealer manager fees	$389,995	$—
Advisors	O&O Agreement - organization expenses reimbursements	$97,631	$338
Advisors	O&O Agreement - offering expenses reimbursements	$149,480	$—
Advisors	Expense Support Agreement - expense support (to) from related parties	$705,241	$141,317
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2016, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering was declared effective on July 31, 2015. Effective February 26, 2016, the Company effected a reverse stock split of the Company's outstanding Common Shares. Each issued and outstanding Common Share then outstanding was converted into 0.3480 Common Shares. Additionally, the total number of authorized Common Shares was also reduced, on a 1.0-for-0.3480 basis, from 1,000,000,000 to 348,000,000 Common Shares. The par value of Common Shares was unchanged.
For the year ended December 31, 2016 the public offering price of the Company's Common Shares ranged from a low of $25.00 per Common Share to a high of $26.60 per Common Share, restated for the reverse stock split prior to February 26, 2016. From July 31, 2015 (inception) through December 31, 2015 there were no revisions to the public offering price.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for (i) the year ended December 31, 2016 and (ii) the period commencing on July 31, 2015 and ending December 31, 2016:

			Inception through
	Year Ended December 31, 2016		December 31, 2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering	772,924	$19,767,910	777,742	$19,892,910
Dealer Manager fees	—	(389,995)	—	(389,995)
Net proceeds to the Company	772,924	19,377,915	777,742	19,502,915
Reinvestment of distributions	13,160	334,279	13,184	334,494
Net proceeds from offering	786,084	$19,712,194	790,926	$19,837,409
Average net proceeds per Common Share	$25.08		$25.08

Notes to Financial Statements

Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the year ended December 31, 2016 (in thousands except share and per share amount):

Repurchase/Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2016:
September 16, 2016	1,602	—	$—	—%	$24.60
December 19, 2016	4,038	—	—	—%	25.25
Total	5,640	—	$—	—%
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the year ended December 31, 2016 and for the period from July 31, 2015 (inception) through December 31, 2015:

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Total Distribution (including Reinvested Distributions)
Year Ended December 31, 2016:
January 5, 12, 19, 26	January 27	$0.036954	$0.147816	$715
February 2, 9, 16, 23	February 24	0.036954	0.147816	715
March 1, 8, 15, 22, 29	March 30	0.034650	0.173250	4,451
April 5, 12, 19, 26	April 27	0.034960	0.139840	11,104
May 3, 10, 17, 24, 31	June 1	0.034960	0.174800	28,252
June 7, 14, 21, 28	June 29	0.034960	0.139840	35,233
July 5, 12, 19, 26	July 27	0.034960	0.139840	47,719
August 2, 9, 16, 23, 30	August 31	0.034960	0.174800	76,950
September 6, 13, 20, 27	September 28	0.034960	0.139840	72,158
October 4, 11, 18, 25	October 26	0.034960	0.139840	78,909
November 1, 8, 15, 22, 29	November 30	0.034960	0.174800	112,598
December 6, 13, 20, 27	December 28	0.034960	0.139840	104,019
Total			$1.832322	$572,823
Period from July 31, 2015 (inception) through December 31, 2015:
October 20, 27	October 28	$0.036954	$0.073908	$70
November 3, 10, 17, 24	November 25	0.036954	0.147816	287
December 1, 8, 15, 22, 29	December 30	0.036954	0.184770	895
Total			$0.406494	$1,252

Notes to Financial Statements

Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into the O&O Agreement with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of December 31, 2016, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.2 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per Common Share) for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$1,106,856	$(5,740)
Weighted average Common Shares outstanding - basic and diluted	319,795	1,572
Earnings (loss) per Common Share - basic and diluted (1)	$3.46	$(3.65)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent in the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

		Period from
		July 31, 2015
	Year Ended	(inception) to
	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.42	$—
Net investment income (1)	1.41	0.30
Net unrealized gains (losses) (2)	1.58	(1.71)
Net increase (decrease) resulting from operations	2.99	(1.41)
Distributions to common shareholders
Distributions from net investment income (3)	(1.44)	(0.30)
Distributions in excess of net investment income (3)	(0.39)	(0.11)
Net decrease resulting from distributions	(1.83)	(0.41)
Capital Share transactions
Issuance of Common Shares, net of sales load	—	9.00
Reverse Share Split	—	16.86
Issuance of Common Shares above net asset value (4)	0.17	0.38
Net increase in net assets resulting from capital share transactions	0.17	26.24
Net asset value, end of period	$25.75	$24.42

INVESTMENT RETURNS
Total investment return-net price (5)	12.45%	(4.09)%
Total investment return-net asset value (6)	13.47%	(4.09)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$20,364,450	$118,223
Average net assets (7)	$8,212,755	$44,009
Common Shares outstanding, end of period	790,926	4,842
Weighted average Common Shares outstanding	319,795	1,572
Ratios-to-average net assets: (7) (8)
Net investment income	5.49%	2.08%
Total expenses	7.23%	323.82%
Effect of expense reimbursement from Advisors	(8.59)%	(321.11)%
Net expenses	(1.36)%	2.71%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements

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

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 31, 2015 (inception) through December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized for the period from July 31, 2015 (inception) through December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(7)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(8)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund.

Notes to Financial Statements

Note 10. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to (i) differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company and (ii) the transition of the Company from non-RIC tax status to RIC tax status. Permanent book and tax basis differences result in reclassifications to (i) paid-in capital in excess of par value and (ii) distributions in excess of net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
The Company's first RIC tax year began October 1, 2015. There were no book and tax basis differences for the period prior to October 1, 2015. As of December 31, 2016 the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2016
Paid in capital in excess of par value	$(6,333)
Distributions in excess of net investment income	6,333
Total	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the tax year ended September 30, 2016:

Tax Year Ended September 30, 2016
Net increase in net assets resulting from operations	$506,070
Net change in unrealized depreciation	(332,180)
Offering expense	6,333
Other book-tax difference	98,327
Total taxable income available for distributions	$278,550
For the tax year ended September 30, 2016, the Company had taxable income equal to the distributions made from such taxable income during the year. Furthermore, the Company does not expect to incur an U.S. federal excise tax for the calendar year ending December 31, 2016. The tax character of shareholder distributions attributable to the tax year ended September 30, 2016 was as follows:

Paid Distributions attributable to:	2016
Ordinary income	$278,550
Long-term capital gains	—
Return of capital	—
Total	$278,550
Paid distributions as a percentage of taxable income available for distributions	100.0%

As of September 30, 2016 the components of tax basis accumulated earnings were as follows:

2016
Undistributed ordinary income, net	$—
Undistributed capital gains	—
Unrealized gain (loss)	332,180
Other temporary adjustments	—
Total accumulated earnings (loss), net	$332,180
Note 11. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the year ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 is presented below:

Notes to Financial Statements

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$64,096	$268,445	$—	$6,417
Net investment income (loss)	277,594	168,019	16,491	(11,534)
Net change in unrealized appreciation (depreciation) on investment	317,452	249,392	89,855	(413)
Net increase (decrease) in net assets resulting from operations	595,046	417,411	106,346	(11,947)
Net assets	20,364,450	13,793,999	7,757,351	1,372,231
Total investment income per Common Share outstanding - basic and diluted	0.10	0.61	—	0.48
Net investment income (loss) per Common Share outstanding - basic and diluted	0.42	0.38	0.10	(0.86)
Earnings (loss) per Common Share - basic and diluted	0.91	0.96	0.64	(0.89)
Net asset value per Common Share at end of quarter	25.75	25.25	24.60	23.95

	For the three months ended
	December 31, 2015	September 30, 2015
Total investment income	$2,107	$—
Net investment income	914	—
Net change in unrealized depreciation on investment	(6,654)	—
Net decrease in net assets resulting from operations	(5,740)	—
Net assets	118,223	—
Total investment income per Common Share outstanding - basic and diluted	0.80	—
Net investment income per Common Share outstanding - basic and diluted	0.35	—
Loss per Common Share - basic and diluted	(2.18)	—
Net asset value per Common Share at end of quarter	24.42	—
Note 12. Subsequent Events
On January 17, 2017, the Company increased its public offering price from $26.60 per Share to $26.75 per Share. The purpose of this public offering price adjustment was to ensure that the Company’s net asset value per Share was less than, or equal to, the public offering price, net of sales load, at the time of acceptance of subscriptions for the purchase of the Company's Common Shares and the reinvestment of distributions.
As of March 17, 2017 the Company issued 279,237 Common Shares subsequent to December 31, 2016, resulting in a $7,236,928 increase in equity capital.

Notes to Financial Statements

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2016 at a reasonable level of assurance.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2016, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that exempt us from the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
The responsibilities of the Board of Trustees include the oversight of our investment activities, quarterly valuations of our assets, financing arrangements, and corporate governance activities. The Board of Trustees, including the Independent Trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, annually reviews the compensation the Company pays to W. P. Carey and the compensation that W. P. Carey pays to Guggenheim and to determine that the provisions of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, respectively, are carried out.
The Board of Trustees currently has an Independent Trustees Committee, an Audit Committee, and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a standing compensation committee because the executive officers of the Company do not receive any compensation from the Company. The Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and decisions on Independent Trustee compensation are based on, among other things, a review of compensation data for comparable BDCs.
Biographies of Interested Trustees
Mark J. DeCesaris serves as Chief Executive Officer of the Company, Carey Credit Income Fund and Carey Credit Income Fund 2016 T since February 2016 and as Chief Executive Officer of Carey Credit Income Fund 2018 T since May 2016. Mr. DeCesaris also serves as Chief Executive Officer of W. P. Carey Inc. since February 2016 and as a member of its Board of Directors since July 2012. He also serves as Chief Executive Officer and President of Corporate Property Associates 17 - Global Incorporated (“CPA®:17 - Global”) and Corporate Property Associates 18 - Global Incorporated (“CPA®:18 - Global”) since February 2016. Mr. DeCesaris was Chief Financial Officer of W. P. Carey Inc. and CPA®:17 - Global from 2010 to 2013, having served as Acting Chief Financial Officer of each since 2005 and 2007, respectively. He was also Chief Financial Officer of CPA®:18 - Global from 2012 to 2013 and of Carey Watermark Investors Incorporated from 2008 to 2013. Mr. DeCesaris has also been a member of the Board of Managers of Carey Financial, LLC since 2006 and served as its Chairman from 2013 to 2015. Before joining W. P. Carey, from March 2003 to December 2004, Mr. DeCesaris was Executive Vice President for Southern Union Company, a natural gas energy company publicly traded on the New York Stock Exchange, where he oversaw the integration of acquisitions and developed and implemented a shared service organization to reduce annual operating costs. From August 1999 to March 2003, he was Senior Vice President for Penn Millers Insurance Company, a property and casualty insurance company where he served as President and Chief Operating Officer of Penn Software, a subsidiary of Penn Millers Insurance. From 1994 to August 1999, he was President and Chief Executive Officer of System One Solutions, a business consulting firm that he founded. He started his career with Coopers & Lybrand in Philadelphia, earning his Certified Public Accountant license in 1983. Mr. DeCesaris graduated from Kings College with a B.S. in Accounting and a B.S. in Information Technology. He currently serves on the Board of Kings College and on the Board of the Denver Mile High Youth Corps, Petroleum Service Co. and Mountain Productions, Inc.
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
Biographies of Independent Trustees
Marc S. Goodman serves as an Independent Trustee, a member of the Audit Committee and the Independent Trustees Committee, and as Chairman of the Nominating and Governance Committee. He is a Co-Founder and Managing Director of Conyers Consulting Group, LLC, a consulting firm for asset management companies. Until March 31, 2014, he was Co-Executive Chairman and Global Co-Chief Investment Officer of the Kenmar Olympia Group. Prior to that Mr. Goodman was the President, Co-Chief Executive Officer, and Co-Chief Investment Officer of The Kenmar Group. Prior to co-founding The Kenmar Group in 1983, Mr. Goodman was a Vice President and Director of Pasternak, Baum and Co., Inc., a global dealer of cash commodities. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a BBA degree and an MBA in Finance and Investments. He was awarded an Economics and Finance Department Fellowship during his studies. Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for juvenile diabetes. Mr. Goodman also serves on the Diabetes Research Institute Foundation’s National Board and Executive Committee, as well as the Foundation’s Northeast Board and its Executive Committee.
Mr. Goodman was selected as one of our three Independent Trustees because of his experience in the asset management industry and as a chief investment officer; as well as his prior and current experience as a director for other non-traditional funds.
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. He is the President and Founder of R Group AG ("R Group"), which he founded in 2012. R Group is a financial advisory firm based in Switzerland that serves high net worth individuals. R Group focuses on the due diligence, structuring, and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. Between 2004-2009, Mr. Rosenblatt was a Vice President at Guggenheim Partners, an asset management firm in New York. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt, and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
Mr. Rosenblatt was selected as one of our three Independent Trustees because of his knowledge of portfolio management across multiple asset classes and as a director for private companies.
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. Mr. Roth currently serves as Managing Partner of JP Charter Oak Advisors LLC, an investment and advisory firm that is focusing on financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
Previously, Mr. Roth served on the Board of Directors of KBW, Inc., and as an Observer on the Board of Directors of SPARTA Insurance Holdings, Inc. and Asset Allocation & Management Company. In the non-profit sector, Mr. Roth serves on the Board of Directors of St. Mary’s Healthcare System for Children in Bayside, Queens, and is Chairman of its Finance and Investment Committee and a member of its Executive Committee. He was previously the Treasurer and Secretary. Mr. Roth received a BA from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania.
Mr. Roth was selected as one of our three Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Carey Credit Income Fund, 50 Rockefeller Plaza, New York, New York 10020. The same five Trustees also serve on each of the Master Fund's, Carey Credit Income Fund 2016 T's and Carey Credit Income Fund 2018 T's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds.

Name and Age of Trustee	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee (1)
Interested Trustees (2)
Mark J. DeCesaris, 57	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Executive Officer, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2016-present.

Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Jeffrey B. Abrams, 40	Interested Trustee	Appointed February 2015	Senior Managing Director & Portfolio Manager, Guggenheim Partners, 05/2002-present.	Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2015-present; Director, Provo Craft Holdings, LLC, 09/2013-present.
Independent Trustees
Marc S. Goodman, 68	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Director, Conyers Consulting Group, 04/2014-present; Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, 1983-03/2014.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2015-present; Director, Duet Commodities Fund Limited, 07/2014-present; Director, Electrum Special Acquisition Corporation, 04/2015-present.

Eric Rosenblatt, 34	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed February 2015	President/Founder and Director, R Group AG, 03/2012-present.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund, and Carey Credit Income Fund 2016 T, 02/2015-present; Director, R Capital GmbH, 11/2015-present; Director, Zeotap GmbH, 7/2015-present; Director, R Group AG, 03/2012-present.

Peter E. Roth, 58	Trustee, Chairman of the Audit Committee,(3) Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Partner, JP Charter Oak Advisors llc, 01/2012-present; Chief Executive Officer, KBW Asset Management, Inc., 2006-01/2012.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2015-present; Board Member, St. Mary’s Healthcare System for Children, 09/2010-present.

______________

(1)	W. P. Carey Inc., Carey Credit Income Fund 2018 T, Carey Credit Income Fund 2016 T, Carey Credit Income Fund, and Guggenheim Partners are affiliates of Carey Credit Income Fund - I.

(2)	Messrs. DeCesaris and Abrams, our two Interested Trustees, are among the senior executives of W. P. Carey and Guggenheim, respectively, who provide services to us on behalf of our Advisors.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Carey Credit Income Fund, 50 Rockefeller Plaza, New York, New York 10020. The six executive officers identified below also serve as executive officers of the Master Fund, Carey Credit Income Fund 2018 T, and Carey Credit Income Fund 2016 T in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Mark J. DeCesaris, 57	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Executive Officer, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2016-present.

Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Mark M. Goldberg, 55	President	Appointed January 2015
Managing Director, W. P. Carey Inc., 09/2008-present; President and Chief Executive Officer, Carey Credit Advisors, LLC, 12/2014-present; President, Carey Credit Income Fund 2018 T, 05/2016-present; President, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 01/2015-present; Chairman, Carey Financial, LLC, 06/2008-present; Managing Director, Corporate Property Associates 18 – Global Incorporated, 04/2013-present; Managing Director, Corporate Property Associates 17— Global Incorporated, 01/2010-present; Managing Director, Carey Watermark Investors Incorporated, 12/2010-present; Managing Director, Carey Watermark Investors 2 Incorporated, 02/2015-present.

Name and Age of Officer	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Paul S. Saint-Pierre, 63	Chief Financial Officer, Secretary, and Treasurer	Appointed January 2015
Chief Financial Officer, Secretary, and Treasurer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Financial Officer, Secretary, and Treasurer, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 01/2015-present; Senior Vice President, W. P. Carey Inc., 12/2014-present; Senior Vice President, Secretary, and Chief Financial Officer, Carey Credit Advisors, LLC, 12/2014-present; Chief Financial Officer, Corporate Capital Trust, Inc., 06/2010-11/2014; Senior Vice President and Group Chief Financial Officer, CNL Financial Group, LLC, 2011-11/2014; Senior Vice President and Chief Financial Officer, CNL Fund Advisors Company, 01/2007-11/2014.

Robert F. Amweg, 64	Chief Compliance Officer	Appointed February 2015
Chief Compliance Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Compliance Officer, Carey Credit Income Fund and Carey Credit Income Fund 2016 T, 02/2015-present; Compliance Director, Vigilant Compliance, LLC, 08/2013-present; Consultant to financial service industry, 09/2012-12/2014; Chief Financial Officer and Chief Accounting Officer, Turner Investments, LP, 02/2007-08/2012.

Kamal Jafarnia, 50	Senior Vice President	Appointed January 2015
Senior Vice President, Carey Credit Income Fund 2018 T, 05/2016-present; Senior Vice President, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 01/2015-present; Senior Vice President, W. P. Carey Inc., 10/2014-present; Executive Vice President, Chief Compliance Officer, and General Counsel, Carey Financial, LLC, 10/2014-present; Senior Vice President and Chief Compliance Officer, Carey Credit Advisors, LLC, 12/2014-present; Counsel, Greenberg Traurig, LLP, 03/2014-10/2014; Counsel, Alston & Bird LLP, 08/2012-03/2014; Senior Vice President, American Realty Capital, 11/2008-08/2012.
Non-Executive Independent Director, Ashford Hospitality Trust, Inc.

Name and Age of Officer	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
John V. Palmer, 32	Vice President	Appointed January 2015
Vice President, Carey Credit Income Fund 2018 T, 05/2016-present; Vice President, Carey Credit Income Fund, and Carey Credit Income Fund 2016 T, 01/2015-present; First Vice President, W. P. Carey Inc., 05/2014-present; First Vice President, Carey Credit Advisors, LLC, 12/2014-present; Director of Fund Management, CNL Financial Group, LLC, 05/2009-05/2014.

______________

(1)
W. P. Carey Inc., Carey Credit Advisors, LLC, Carey Financial LLC, Carey Credit Income Fund 2018 T, Carey Credit Income Fund 2016 T, and Carey Credit Income Fund are affiliates of Carey Credit Income Fund - I.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2016.
Code of Ethics
The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.careycredit.com/Corporate-Governance.
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
Under our Bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. DeCesaris serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with W. P. Carey Inc. We believe that it is in the best interests of our shareholders for Mr. DeCesaris to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.
Our Independent Trustees have designated an Independent Trustee, who is also the Chairman of the Independent Trustees Committee, to serve as the lead Independent Trustee on our Board of Trustees. The designation of a lead Independent Trustee is for an indefinite term, but may be voted on from time to time. The lead Independent Trustee may succeed himself or herself in that position. If the lead Independent Trustee is unavailable for a meeting, his or her immediate predecessor or an Independent Trustee designated by the other Independent Trustees will serve as lead Independent Trustee for such meeting. The lead Independent Trustee presides over meetings of our Independent Trustees Committee. The lead Independent Trustee also serves as a liaison between our Independent Trustees Committee and our management on a wide variety of matters, including agenda items for our Board of Trustees meetings. Designation as such does not impose on the lead Independent Trustee any obligations or standards greater than or different from those of our other Trustees.
All of the Independent Trustees play an active role on the Board of Trustees. The Independent Trustees compose a majority of our Board of Trustees and are closely involved in all material deliberations related to us. Our Board of Trustees believes that, with these practices, each Independent Trustee has an equal involvement in the actions and oversight role of our Board of Trustees and equal accountability to us and our shareholders. Our Independent Trustees are expected to meet separately (i) as part of each regular Board of Trustees meeting, and (ii) with our chief compliance officer, as part of at least one Board of Trustees meeting each year. Our Independent Trustees Committee may hold additional meetings at the request of the lead Independent Trustee or another Independent Trustee.
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
Board of Trustees Committees - Independent Trustees Committee, Audit Committee, Nominating and Governance Committee
Our Trustees will also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee, or dissolve any committee as it deems necessary and in our best interest.
Independent Trustees Committee.    Our Independent Trustees Committee consists of all of our Independent Trustees. Mr. Rosenblatt currently serves as Chairman of the Independent Trustees Committee. The Independent Trustees Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisors. The Independent Trustees Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement, the Administrative Services Agreement, and the Investment Sub-Advisory Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.
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
As an externally managed BDC, we rely on the services of W. P. Carey as investment advisor under the Investment Advisory Agreement and the services of Guggenheim as investment sub-advisor under the Investment Sub-Advisory Agreement. W. P. Carey also provides administrative services to the Company under an Administrative Services Agreement. Several of W. P. Carey's appointed executive officers also serve on behalf of our Company, specifically our president, chief financial officer, treasurer and secretary, senior vice president, and vice president. We do not pay any compensation to any of our executive officers, with the exception of a contractual compensation agreement with Vigilant Compliance, LLC for our Chief Compliance Officer.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2016, each Independent Trustee was entitled to compensation for Trustee-related services including: an annual retainer fee amount of $52,500, $2,500 for each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during regular Board of Trustees meetings and (ii) telephonic meetings of the Board of Trustees and committees, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman was paid a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund (and indirectly borne by us as a feeder fund) for the fiscal years ending December 31, 2016; the Independent Trustees did not receive any additional compensation from us or any other feeder fund affiliated with the Master Fund and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2016
Independent Trustee Names	Fees earned or paid in cash	Total
Marc S. Goodman	$107,500	$107,500
Eric Rosenblatt	107,500	107,500
Peter E. Roth	116,500	116,500
	$331,500	$331,500
In fiscal year 2017, the compensation schedule for each Independent Trustee consists of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meeting, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $500 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman is entitled to a $10,000 annual retainer fee.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
None	—	—%

Trustees and Executive Officers:
Trustees:
Mark J. DeCesaris (3)	—	—%
Jeffrey B. Abrams	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:		—%
Mark M. Goldberg, President	—	—%
Paul S. Saint-Pierre, Chief Financial Officer and Secretary	1,237	0.1%
Kamal Jafarnia, Senior Vice President	—	—%
John V. Palmer, Vice President	1,036	0.1%
Robert F. Amweg, Chief Compliance Officer	—	—%
All Trustees and executive officers as a group (10 persons):	2,273	0.2%
_____________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 1,070,163 Common Shares issued and outstanding as of March 17, 2017.

(3)	Mark J. DeCesaris is also the Chief Executive Officer of the registrant.
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
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief we received from the SEC, iwe and other clients for which our Advisors provide investment management services or carry on investment activities may make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by us and such other clients, including in the case of financial distress of the investment entity.
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
Guggenheim is primarily responsible for initially identifying, evaluating, negotiating, and structuring our investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make will require the approval of both our Advisors. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.
During 2016 and 2015, the Master Fund paid W. P. Carey $3.5 and $0.4 million, respectively, in asset management fees.
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
For providing these services, facilities, and personnel, we reimburse W. P. Carey for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) W. P. Carey’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. W. P. Carey is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations, and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth, and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to W. P. Carey for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse W. P. Carey for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of W. P. Carey. During 2016 and 2015, $0.3 million and less than $0.1 million, respectively, was paid to W. P. Carey to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by the Advisor to its executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
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

Indebtedness to Related Party
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The unpaid principal balance and accrued interest thereon was due and payable on December 30, 2015. On December 17, 2015, the Company repaid all outstanding balances under the Promissory Notes.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2016 and December 31, 2015:

Fiscal Year	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees
2016	$90,500	$19,500	$7,200	$—
2015	$52,500	$10,000	$7,000	$—
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

All of the audit, audit-related and non-audit services described above for which fees were incurred by us for fiscal years ended December 31, 2016 and December 31, 2015 were pre-approved by the Audit Committee in accordance with its pre-approval policy.
In 2016, the Independent Accountant provided tax services to W. P. Carey and the related tax service fees were $6,000. In 2016, the Independent Accountant was paid (i) $16,475 for tax services to the Master Fund, (ii) $26,700 for audit-related and tax services to CCIF 2016T, and (iii) $18,000 for audit-related services to CCIF 2018T. All of these arrangements were pre-approved by the Audit Committee.
In 2015, the Independent Accountant provided tax services to the Advisor and the related tax service fees were $6,000. In 2015, the Independent Accountant was paid (i) $16,000 for tax services to the Master Fund, and (ii) $24,500 for audit-related and tax services to CCIF 2016T. All of these arrangements were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

a.	The following financial statements schedules of the registrant are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules	Page
Report of Independent Registered Public Accounting Firm	33
Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015 (audited)	34
Statements of Operations for the Year Ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 (audited)	35
Statements of Changes in Net Assets for the Year Ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 (audited)	36
Statements of Cash Flows for the Year Ended December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 (audited)	37
Notes to Financial Statements (audited)	38

b.
The consolidated financial statements schedules of Carey Credit Income Fund (the Master Fund) are being filed because they are not presented in the financial statements or notes in this Report in Part II. Item 8. Financial Statements and Supplementary Data.

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

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 10-Q (File No. 814-01091) filed on November 14, 2016)

10.2
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 A, Carey Credit Income Fund, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.3
Escrow Agreement by and between the Registrant, UMB Bank N.A. and Carey Financial LLC. (Incorporated by reference to Exhibit 99(k)(1) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.4
Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 4 to Credit Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

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

14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 99(r)(1) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.2
Code of Ethics of Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(r)(2) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.3
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(r)(3) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

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

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND - I

Date:	March 21, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark J. DeCesaris
Mark J. DeCesaris	Chief Executive Officer and Trustee	March 21, 2017
(Principal Executive Officer)

/s/ Paul S. Saint-Pierre
Paul S. Saint-Pierre	Chief Financial Officer	March 21, 2017
(Principal Financial Officer)

/s/ Jeffrey B. Abrams
Jeffrey B. Abrams	Trustee	March 21, 2017

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 21, 2017

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 21, 2017

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 21, 2017

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Carey Credit Income Fund:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Carey Credit Income Fund and its subsidiary (the “Master Fund”) as of December 31, 2016 and December 31, 2015, and the results of their operations, their changes in net assets and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of investments at December 31, 2016 and December 31, 2015 by correspondence with the custodian, and brokers, and the application of alternative auditing procedures where replies have not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2017

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $272,996 and $83,914, respectively)	$275,084	$78,226
Cash	6,593	3,380
Restricted cash	19,575	6,545
Deferred offering costs	68	—
Interest and dividend income receivable	1,557	530
Principal receivable	2,521	23
Prepaid and deferred expenses	34	22
Total assets	$305,432	$88,726

Liabilities
Credit facility payable, net of financing costs	$124,505	$37,038
Payable for investments purchased	1,093	4,230
Accrued investment advisory fee	489	148
Accrued performance-based incentive fee	536	—
Unrealized depreciation on derivative instruments	8	—
Payable to related party	33	35
Trustees fees payable	—	—
Accrued professional services fees	436	450
Accounts payable, accrued expenses and other liabilities	266	121
Total liabilities	127,366	42,022
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$178,066	$46,704

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 21,016,797 and 5,840,060 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$21	$6
Paid-in-capital in excess of par value	176,411	52,339
Accumulated undistributed (distributions in excess of) net investment income	(445)	15
Accumulated undistributed net realized gain	—	32
Net unrealized appreciation (depreciation)	2,079	(5,688)
Net assets	$178,066	$46,704
Net asset value per Common Share	$8.47	$8.00
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Investment Income
Interest income	$12,120	$3,228
Dividend income	37	99
Fee income	251	28
Total investment income	12,408	3,355
Operating Expenses
Interest expense (related party)	—	188
Interest expense	3,354	70
Administrative services	121	66
Related party reimbursements	384	97
Investment advisory fee	3,473	1,274
Performance-based incentive fee	536	—
Custody services	77	27
Trustees fees	367	103
Professional services fees	1,065	576
Insurance	143	126
Organization expenses	228	—
Offering expenses	52	—
Other expenses	30	7
Total expenses before investment advisory fee waiver	9,830	2,534
Investment advisory fee waiver	—	(872)
Net expenses	9,830	1,662
Net investment income	2,578	1,693
Realized and unrealized gain (loss) on investments:
Net realized gains on:
Investments	560	42
Foreign currency transactions	3	—
Net realized gains	563	42
Net change in unrealized appreciation (depreciation) on:
Investments	7,775	(5,688)
Derivative instruments	(8)	—
Net change in unrealized appreciation (depreciation)	7,767	(5,688)
Net realized and unrealized gains (losses)	$8,330	$(5,646)
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.88	$(0.71)
Weighted average Common Shares outstanding (basic and diluted)	12,370,464	5,571,531
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share amounts)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operations
Net investment income	$2,578	$1,693
Net realized gains	563	42
Net change in unrealized appreciation (depreciation)	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	10,908	(3,953)
Shareholder distributions:
Distributions from net investment income	(2,593)	(1,693)
Distributions from realized gains	(595)	(10)
Distributions in excess of net investment income	(497)	—
Net decrease in net assets resulting from shareholder distributions	(3,685)	(1,703)
Capital share transactions:
Issuance of Common Shares	124,139	2,360
Net increase in net assets resulting from capital share transactions	124,139	2,360
Total increase (decrease) in net assets	131,362	(3,296)
Net assets at beginning of period	46,704	50,000
Net assets at end of period	$178,066	$46,704
Capital share activity:
Common Shares outstanding at the beginning of the year	5,840,060	5,555,556
Common Shares issued from subscriptions	15,176,737	284,504
Common Shares outstanding at the end of the year	21,016,797	5,840,060
Distributions per Common Share	$0.24	$0.30
Undistributed (Distributions in excess of) net investment income at the end of year	(445)	15
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(37)	(98)
Amortization of premium/accretion of discount on investments, net	(683)	(65)
Proceeds from sales of investments	44,048	17,771
Proceeds from paydowns on investments	35,769	678
Purchase of investments	(267,620)	(102,158)
Net realized gain on investments	(560)	(42)
Net change in unrealized (appreciation) depreciation on investments	(7,775)	5,688
Unrealized depreciation on derivative instruments	8	—
Amortization of deferred financing costs	460	19
(Increase) decrease in operating assets:		—
Deferred offering costs	(68)	—
Interest and dividend income receivable	(1,027)	(530)
Principal receivable	(2,498)	(23)
Prepaid and deferred expenses	(12)	(22)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(3,137)	4,230
Accrued investment advisory fee	341	148
Accrued performance-based incentive fee	536	—
Payable to related party	(2)	35
Accrued professional services fees	212	224
Trustee fees payable	—	—
Accounts payable, accrued expenses and other liabilities	145	121
Net cash used in operating activities	(190,992)	(77,977)
Financing activities
Issuance of Common Shares	124,139	2,360
Promissory notes payable to related party borrowings	—	33,000
Promissory notes payable to related party repayment	—	(33,000)
Credit Facility Borrowings	87,000	39,000
Payment of financing costs	(219)	(1,755)
Distributions paid	(3,685)	(1,703)
Net cash provided by financing activities	207,235	37,902
Net increase (decrease) in restricted and unrestricted cash	16,243	(40,075)
Restricted and unrestricted cash, beginning of year	9,925	50,000
Restricted and unrestricted cash, end of year	$26,168	$9,925
Reconciliation of restricted and unrestricted cash
Cash	6,593	3,380
Restricted cash	19,575	6,545
Total restricted and unrestricted cash	$26,168	$9,925
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$2,752	$188
Financing cost payable	$—	$226
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 104.1%
Accuride International Inc.	(12)	Automotive	L+7.00%	1.00%	11/10/2023	12,000	$11,580	$11,760	6.7%
Advanced Integration Technology	(12)	Aerospace & Defense	L+5.50%	1.00%	7/22/2021	7,980	7,757	8,020	4.5%
American Academy Holdings, LLC	(12)(16)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,484	4,444	4,445	2.5%
Bay Club Company	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2017	1,450	1,430	1,443	0.8%
BBB Industries, Inc.	(12)(16)	Automotive	L+5.00%	1.00%	11/3/2021	4,975	4,871	4,984	2.8%
Belk Inc.	(12)	Retail	L+4.75%	1.00%	12/12/2022	4,464	3,987	3,865	2.2%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,960	5,310	5,766	3.2%
Blue Harvest Fisheries	(12)(16)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	6,866	6,769	6,770	3.8%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+5.00%	1.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+7.92%	1.00%	8/8/2021	4,680	4,504	4,507	2.5%
Chefs' Warehouse, Inc.	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	179	169	181	0.1%
Cvent, Inc.	(12)	Technology	L+5.00%	1.00%	6/16/2023	5,400	5,340	5,468	3.1%
Dominion Marine Media	(12)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(7)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(118)	(11)	—%
Generation Brands	(12)	Construction & Building	L+5.00%	1.00%	6/7/2022	4,975	4,930	4,997	2.8%
Give & Go Prepared Foods Corp.	CN(9)(10)(12)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	7,980	7,829	8,010	4.5%
GlobalLogic Holdings Inc.	(12)	Technology	L+4.50%	1.00%	6/30/2022	857	844	858	0.5%
Greenway Health, LLC	(12)	Technology	L+5.00%	1.00%	11/4/2020	4,812	4,636	4,788	2.7%
Humanetics	(11)(12)(16)	Automotive	L+6.00%	1.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(7)(16)	Automotive	L+6.00%	1.00%	7/12/2022	400	(10)	(8)	—%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	955	941	953	0.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	149	0.1%
Mavis Tire Supply LLC	(12)(16)	Automotive	L+5.25%	1.00%	11/2/2020	2,955	2,921	2,923	1.6%
Med Intermediate (MyEyeDr)	(12)(16)	Retail	L+6.25%	1.00%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	(13)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Med Intermediate (MyEyeDr) (Term Loan B)	(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,269	1,248	1,256	0.7%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	636	613	633	0.4%
MRP Generation Holdings LLC	(10)(12)	Utilities: Electric	L+7.00%	1.00%	10/18/2022	4,988	4,695	4,950	2.8%
National Technical Systems, Inc.	(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(7)(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/11/2021	765	—	(19)	—%
Onyx CenterSource	(12)(16)	Technology	L+6.75%	1.00%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(7)(16)	Technology	L+6.75%	1.00%	12/20/2021	329	(41)	(2)	—%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,605	2,604	1.5%
Parts Town, LLC	(12)(16)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(7)(13)(16)	Beverage, Food & Tobacco	P+5.50%	—%	6/23/2022	1,000	5	5	—%
Pelican Products, Inc.	(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/10/2020	5,018	4,833	5,002	2.8%
Pet Holdings ULC	CN(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(7)(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	500	—	2	—%
QLIK Technologies Inc.	(10)(12)(16)	Technology	L+8.25%	1.00%	8/22/2022	7,980	7,820	7,835	4.4%
Reddy Ice	(12)(13)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	3,654	3,493	3,584	2.0%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	1,989	1,966	1,978	1.1%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+4.50%	1.00%	4/29/2022	4,963	4,914	5,012	2.8%
TIBCO Software Inc.	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,714	1,721	1,724	1.0%
Tronair Inc.	(12)	Aerospace & Defense	L+4.75%	1.00%	9/8/2023	3,960	3,922	3,940	2.2%
Sub Total Senior Secured Loans - First Lien						193,068	$182,485	$185,336	104.1%

Senior Secured Loans - Second Lien - 24.9%
Advanced Computer Software	UK(9)(10)(12)	Technology	L+9.50%	1.00%	1/31/2023	4,100	3,734	3,726	2.1%
CTI Foods	(12)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,640	4,550	2.6%
Cvent, Inc.	(12)(16)	Technology	L+10.00%	1.00%	5/29/2024	5,385	5,070	5,184	2.9%
Greenway Health, LLC	(12)	Technology	L+8.25%	1.00%	11/4/2021	5,000	4,791	4,875	2.7%
Planview, Inc.	(12)(16)	Technology	L+9.50%	1.00%	8/9/2022	8,000	7,848	7,852	4.4%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,312	1,286	1,273	0.7%
SRS Distribution Inc.	(12)	Construction & Building	L+8.75%	1.00%	2/24/2023	5,000	4,907	5,167	2.9%
Tronair Inc.	(12)(16)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,864	3,864	2.2%
WIRB-Copernicus Group	(12)(16)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/12/2022	8,000	7,850	7,849	4.4%
Sub Total Senior Secured Loans - Second Lien						45,797	$43,990	$44,340	24.9%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Bonds - 6.5%
BreitBurn Energy Partners LP	(10)(12)(16)(17)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,152	3,023	1.7%
Epicor Software Corp.	(12)(16)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,869	4,885	2.7%
KeHE Distributors, LLC	(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	494	497	0.3%
New Day Aluminum LLC	(12)(14)(16)	Metals & Mining	4.00% 6.00% PIK 6.00% Max PIK	—%	10/28/2020	24	—	24	—%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,890	3,202	1.8%
Sub Total Senior Secured Bonds						11,774	$11,405	$11,631	6.5%

Subordinated Debt - 18.8%
Alltech	(12)(15)(16)	Healthcare & Pharmaceuticals	L+6.75%	1.00%	7/9/2023	15,003	14,799	14,805	8.3%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	10.00%	—%	8/17/2036	337	337	337	0.2%
Bumble Bee Seafoods	(14)	Beverage, Food & Tobacco	9.63% PIK 9.63% Max PIK	—%	3/15/2018	1,240	1,231	1,206	0.7%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.50%	—%	5/1/2021	350	330	347	0.2%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	1/15/2022	1,800	1,707	1,782	1.0%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	6/15/2023	1,355	1,254	1,331	0.7%
Fiber Composites LLC	(12)(14)(16)	Construction & Building	12.50% 0.00% PIK 1.00% Max PIK	—%	6/29/2022	5,430	5,321	5,410	3.0%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,929	4,000	2.2%
MDC Partners Inc.	(10)(12)	Services: Business	6.50%	—%	5/1/2024	925	816	833	0.5%
SandRidge Energy Inc.	(10)	Energy: Oil & Gas	—%	—%	10/3/2020	226	254	282	0.2%
StandardAero	(12)	Aerospace & Defense	10.00%	—%	7/15/2023	2,380	2,367	2,505	1.4%
TIBCO Software Inc.	(12)	Technology	11.38%	—%	12/1/2021	660	670	660	0.4%
Sub Total Subordinated Debt						33,706	$33,015	$33,498	18.8%

Equity / Other - 0.2%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	—%	—%		—	13	13	—%
BreitBurn Energy Partners LP	(8)(10)(16)(18)	Energy: Oil & Gas	8.00%	—%		251	1,886	40	—%
SandRidge Energy Inc.	(10)(18)	Energy: Oil & Gas	—%	—%		10	202	226	0.2%
Sub Total Equity / Other						261	$2,101	$279	0.2%

TOTAL INVESTMENTS - 154.5%	(19)						$272,996	$275,084	154.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets

Derivative Instruments - 0.0%
Forward currency forward contracts	(10)						$—	$(8)	—%
Total Derivative Instruments							$—	$(8)	—%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") unless otherwise noted (i.e. PRIME). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of December 31, 2016, LIBO rates ranged between 0.77167% for 1-month LIBOR to 1.31767% for 6-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands of U.S. dollars.

(7)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2016 (see Note 8. Commitments and Contingencies).

(8)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. Since the initial investment date through March 2016, all dividend payments have been paid with the issuance of additional shares of preferred stock. The security issuer ceased paying PIK dividends in April 2016.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2016, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of December 31, 2016.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2016; (see Note 7. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of December 31, 2016 was 3.75%. The current base interest rate for these investments may be different from the reference rate on December 31, 2016.

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(15)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(16)	Investment classified as Level 3 in the fair value hierarchy (see Note 2).

(17)	Investment was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on these investments.

(18)	Non-income producing security.

(19)
As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4.4 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2.3 million; the net unrealized appreciation was $2.1 million, the aggregate cost of securities for Federal income purposes was $273.0 million.

Abbreviations:
CN = Canada; UK = United Kingdom
PIK = Payment-In-Kind

See Notes to Consolidated Financial Statements

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,473	3.2%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	160	158	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,836	1,840	1,681	3.6%
Belk Inc.	(11)	Retail	L+4.75%	1.00%	12/12/2022	1,500	1,335	1,327	2.8%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	248	213	215	0.5%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,643	2,625	2,270	4.8%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,975	4,917	4,963	10.6%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,887	1,889	1,906	4.1%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,147	1,132	1,113	2.4%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,878	2,875	2,724	5.8%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,975	4,902	4,909	10.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,047	2,083	4.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	819	787	801	1.7%
Mavis Tire Supply Corp	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,985	2,943	2,944	6.3%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,934	3,896	3,897	8.3%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	956	946	947	2.0%
Mitel US Holdings, Inc.	CN(9)(10)(12)	Telecommunications	L+4.50%	1.00%	4/29/2022	1,542	1,556	1,527	3.3%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	962	930	2.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	621	601	1.3%
National Technical Systems, Inc	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,225	4,175	4,184	9.0%
National Technical Systems, Inc (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(7)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,463	806	1.7%
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,902	1,890	1,817	3.9%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,594	2,551	5.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,243	2,210	2,184	4.7%
Taxware, LLC	(12)	High Tech Industries	L+6.50%	1.00%	4/1/2022	4,278	4,239	4,326	9.3%
TIBCO Software Inc	(12)	High Tech Industries	L+5.50%	1.00%	12/4/2020	1,731	1,740	1,578	3.4%
ZEP Inc.	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	6/27/2022	1,496	1,489	1,492	3.2%
Sub Total Senior Secured Loan - First Lien						58,696	56,962	55,395	118.6%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2015 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - Second Lien - 21.8%
Atkore International	(11)(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,442	3,439	7.4%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	470	1.0%
ProQuest LLC	(11)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,568	1,576	3.4%
TransFirst Holdings Inc.	(12)	High Tech Industries	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,687	10.0%
Sub Total Senior Secured Loans - Second Lien						10,795	10,217	10,172	21.8%

Senior Secured Bonds - 20.4%
Breitburn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,164	1,966	4.2%
Epicor Software Corp.	(12)	High Tech Industries	L+8.25%	1.00%	6/1/2023	5,000	4,856	4,861	10.4%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	304	0.7%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,876	2,392	5.1%
Sub Total Senior Secured Bonds						12,250	11,896	9,523	20.4%

Subordinated Debt - 5.7%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	993	2.1%
TIBCO Software Inc	(11)(12)	High Tech Industries	11.38%		12/1/2021	2,000	2,004	1,672	3.6%
Sub Total Subordinated Debt						3,000	2,991	2,665	5.7%

Equity / Other - 1.0%
Breitburn Energy Partners LP - Series B Preferred Units	(8)(10)	Energy: Oil & Gas	8.00%			246	1,848	471	1.0%
Sub Total Equity / Other						246	1,848	471	1.0%
TOTAL INVESTMENTS - 167.5%	(13)						$83,914	$78,226	167.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of December 31, 2015 (see Note 8. Commitments and Contingencies).

(8)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. All dividend payments in the current period have been paid with the issuance of additional shares of preferred stock.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)	The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2015, 82% of total assets represented qualifying assets.

(11)	Investment position or portion thereof unsettled as of December 31, 2015.

(12)	Security or portion thereof was held within Hamilton and was pledged as collateral supporting the amounts outstanding under Hamilton Credit Facility as of December 31, 2015; (see Note 7. Borrowings).

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
As of December 31, 2016, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").
The accompanying consolidated financial statements of the Master Fund and related financial information have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Act of 1933, as amended.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation, with no effect on our financial condition, results of operations or cash flows.
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
Restricted Cash
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings). Management believes the credit risk related to its demand deposits is minimal.
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and

Notes to Consolidated Financial Statements

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
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 5. Fair Value of Financial Instruments. The unobservable inputs and assumptions may differ by asset and in the application of the Master Fund’s valuation methodologies. The reported fair value estimates could vary materially if the Master Fund had chosen to incorporate different unobservable pricing inputs and assumptions.

Notes to Consolidated Financial Statements

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
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale and (ii) the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily measure the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Dividend Income
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Master Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
The Advisors, or their affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements,

Notes to Consolidated Financial Statements

and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Derivative Instruments
Derivative instruments include foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
Foreign Currency Translation, Transactions and Gains/Losses
Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.
Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Master Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized appreciation (depreciation) on investments.
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations and is included with unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the arrangement of the Master Fund's borrowings. These costs are presented in the consolidated statements of assets and liabilities as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the life of the borrowings.
Organization and Offering Expenses
Organization expenses are expensed on the Master Fund's consolidated statements of operations. Continuous offering expenses are capitalized on the Master Fund's consolidated statements of assets and liabilities as deferred offering costs and expensed to the Master Fund's consolidated statements of operations over a 12-month period.
Distributions
Distributions to the Master Fund's common shareholders are periodically declared by its Board of Trustees and recognized as a liability on the record date.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.

Notes to Consolidated Financial Statements

Federal Income Taxes
Beginning with its tax year ended December 31, 2015, the Master Fund has elected to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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
New Accounting Standard
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Master Fund has elected early adoption of ASU 2016-18 as of December 31, 2016 and has applied this standard retroactively to all prior periods presented.
Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$182,485	$185,336	67.4%	104.1%
Senior secured loans - second lien	43,990	44,340	16.1	24.9
Senior secured bonds	11,405	11,631	4.2	6.5
Total senior debt	$237,880	$241,307	87.7%	135.5%
Subordinated debt	33,015	33,498	12.2	18.8
Equity / other	2,101	279	0.1	0.2
Total investments	$272,996	$275,084	100.0%	154.5%

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$56,962	$55,395	70.8%	118.6%
Senior secured loans - second lien	10,217	10,172	13.0	21.8
Senior secured bonds	11,896	9,523	12.2	20.4
Total senior debt	$79,075	$75,090	96.0%	160.8%
Subordinated debt	2,991	2,665	3.4	5.7
Equity / other	1,848	471	0.6	1.0
Total investments	$83,914	$78,226	100.0%	167.5%

Notes to Consolidated Financial Statements

As of December 31, 2016, approximately 5.9% of the investment portfolio measured at amortized cost and 5.9% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Canada and the United Kingdom. As of December 31, 2015, approximately 1.9% of the investment portfolio measured at amortized cost and 2.0% of the investment portfolio measured at fair value respectively were invested in a Canadian portfolio company.
As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, there were no debt investments on non-accrual status.
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2016			December 31, 2015
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio
Technology	$54,501	$55,052	20.0%	$17,549	$17,125	21.8%
Beverage, Food & Tobacco	35,793	36,055	13.1	1,890	1,817	2.3
Healthcare & Pharmaceuticals	31,022	31,099	11.3	495	470	0.6
Automotive	27,742	28,100	10.2	2,943	2,944	3.8
Aerospace & Defense	21,962	22,300	8.1	10,079	10,131	13.0
Construction & Building	20,072	20,586	7.5	—	—	—
Retail	14,426	14,419	5.3	6,178	6,171	7.9
Utilities: Electric	13,713	14,337	5.2	7,053	6,475	8.3
Containers, Packaging & Glass	10,143	10,768	3.9	213	215	0.3
Banking, Finance, Insurance & Real Estate(1)	10,399	10,476	3.8	7,384	7,234	9.2
Hotel, Gaming & Leisure	7,760	8,017	2.9	—	—	—
Energy: Oil & Gas	8,785	7,031	2.6	6,012	2,741	3.5
Media: Advertising, Printing & Publishing	6,804	6,911	2.5	—	—	—
Consumer Goods: Non-Durable	5,806	5,825	2.1	4,902	4,909	6.3
Services: Business	2,782	2,811	1.0	4,836	4,453	5.7
Media: Broadcasting & Subscription	1,286	1,273	0.5	1,568	1,576	2.0
Metals & Mining	—	24	—	4,905	4,245	5.4
Chemicals, Plastics & Rubber	—	—	—	1,489	1,493	1.9
Telecommunications	—	—	—	6,418	6,227	8.0
Total	$272,996	$275,084	100.0%	$83,914	$78,226	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
Note 4. Derivative Instruments
The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund's investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Notes to Consolidated Financial Statements

As of December 31, 2016 the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount Transacted	Value at Settlement	Value at Period End	Unrealized Appreciation (Depreciation)
EUR	January 12, 2017	JP Morgan Chase Bank	€592 Sold	$616	$624	$(8)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016			Hedges As of December 31, 2016
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Amount in Local Currency	Foreign Currency Hedge Amount in U.S. Dollars
EUR	601	627	624	592	624
Total		627	624		624
As of December 31, 2015, the Master Fund had no foreign currency denominated debt investments and no foreign currency forward contracts.
Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of December 31, 2016 and December 31, 2015 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Total senior debt	—	$128,712	$112,595	$241,307
Subordinated debt	—	12,946	20,552	33,498
Equity / other	226	—	53	279
Total Investments	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%
Derivative Instruments
Foreign Currency Forward Contracts	$—	$(8)	$—	$(8)
Total Derivative Instruments	$—	$(8)	$—	$(8)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$34,195	$21,200	$55,395
Senior secured loans - second lien	—	8,596	1,576	10,172
Senior secured bonds	—	2,696	6,827	9,523
Total senior debt	—	45,487	29,603	75,090
Subordinated debt	—	2,665	—	2,665
Equity / other	—	—	471	471
Total	$—	$48,152	$30,074	$78,226
Percentage	—%	61.6%	38.4%	100.0%

Notes to Consolidated Financial Statements

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$79,913	Market comparables	Market yield (%)	6.49% - 10.20% (7.75%)	Decrease
			Market quotations(5)	Broker quote	100.19	Increase
			Cost(1)	Cost(1)	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Market comparables	Market yield (%)	10.40% -11.85% (10.89%)	Decrease
			Market comparables	EBITDA multiple	6.2x	Increase
Senior secured bonds	3	$7,932	Market quotations(5)	Broker quote	93.00	Increase
			Market comparables	Market yield (%)	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	Increase
Subordinated debt	3	$20,552	Cost(1)	Cost(1)	98.64 - 100.00 (98.67)	Increase
			Market comparables	Market yield (%)	12.59%	Decrease
Equity / other	2	$53	Cost(1)	Cost(1)	100.00	Increase
			Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	34	$133,200
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Consolidated Financial Statements

The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2015 (dollars in thousands):

December 31, 2015
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	7	$21,200	Market comparables	EBITDA multiple	10.6x - 15.8x (12.7x)	Increase
			Prepayment probability analysis	Probability weighting of alternative outcomes	20% - 50%	Increase
Senior secured loans - second lien	1	$1,576	Market quotations (5)	Broker quote	98.50	Increase
Senior secured bonds	2	$6,827	Market quotations (5)	Broker quote	60.50	Increase
			Market comparables	EBITDA multiple	12.4x	Increase
Equity / other	1	$471	Market and income approach	Company specific risk premium	40.80%	Decrease
			Option valuation model	Volatility	133.00%	Increase
Total	11	$30,074
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

Notes to Consolidated Financial Statements

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	64,687	24,603	—	20,456	50	109,796
Net realized gains (2)	209	—	—	—	—	209
Net change in unrealized appreciation (depreciation) on investments (3)	166	117	1,102	96	(468)	1,013
Sales or repayments (4)	(11,424)	—	—	—	—	(11,424)
Net discount accretion	112	30	3	—	—	145
Transfers out of Level 3 (5)(6)	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3 (5)(7)	4,963	—	—	—	—	4,963
Fair value balance as of December 31, 2016	$79,913	$24,750	$7,932	$20,552	$53	$133,200
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2016	$300	$117	$1,102	$96	$(468)	$1,147
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2016, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

(7)	For the year ended December 31, 2016, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

Notes to Consolidated Financial Statements

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	21,170	1,568	8,003	—	1,849	32,590
Net realized gains (2)	1	—	—	—	—	1
Net change in unrealized appreciation (depreciation) on investments (3)	98	8	(1,192)	—	(1,378)	(2,464)
Sales or repayments (4)	(82)	—	—	—	—	(82)
Net discount accretion	13	—	16	—	—	29
Fair value balance as of December 31, 2015	$21,200	$1,576	$6,827	$—	$471	$30,074
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2015	$98	$8	$(1,192)	$—	$(1,378)	$(2,464)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain from investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
Note 6. Related Party Agreements and Transactions
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
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T"), Carey Credit Income Fund - I ("CCIF-I"), and Carey Credit Income Fund 2018 T ("CCIF 2018T"), three feeder funds, whose registration statements enable each feeder fund to issue up to $1 billion in Common Shares, initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, CCIF-I and CCIF 2018T are identical. The feeder funds, have invested, and/or intend to continue to invest, substantially all of the proceeds from their public offerings of their Common Shares in the acquisition of the Master Fund's Common Shares.
Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with the Advisor and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with the Advisor and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay the Advisor an investment advisory fee consisting of two components: (i) a base management fee and (ii) a performance-based incentive fee. Under the Investment Sub-Advisory Agreement, the Advisor directly compensates GPIM for its investment sub-advisory services. In addition,

Notes to Consolidated Financial Statements

the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
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
Unless earlier terminated, the Investment Advisory Agreement and the Investment Sub-Advisory Agreement will remain in effect for a period of two years from the date they first become effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Independent Trustees and either the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
Administrative Services Agreement
On October 3, 2016, the Master Fund entered into an amended and restated administrative services agreement with the Advisor, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator, performs and oversees the Master Fund's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Master Fund had no obligation to reimburse the Administrator for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Administrator or its affiliates on the Master Fund's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. As of December 31, 2016 the Master Fund had reimbursed the Advisors for all organization and offering costs incurred. The Advisors waived reimbursement in connection with equity raised during the months of November and December 2015 and the reimbursement waiver expired on December 31, 2015.

Notes to Consolidated Financial Statements

Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-I. The Dealer Manager Agreement was updated to include CCIF 2018T on October 3, 2016. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's, CCIF 2018T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this report.
Promissory Notes
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate (the "Promissory Notes"). The unpaid principal balance and accrued interest thereon was due and payable on December 30, 2015. On December 17, 2015, the Company repaid all outstanding balances under the Promissory Notes.
Structuring Fees
The Advisors are obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates.
Summary of Related Party Transactions for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (in thousands):

		Year Ended	Year Ended	Year Ended
Related Party	Source Agreement & Description	December 31, 2016	December 31, 2015	December 31, 2014
Advisor	Investment Advisory Agreement - investment advisory fee, net of waivers (1)(2)	$3,473	$402	$—
Advisor	Administrative Services Agreement - expense reimbursement (3)	384	245	—
Advisor	Issuance of Common Shares	—	—	25,000
CCIF-I	Issuance of Common Shares	19,191	125	—
CCIF 2016T	Issuance of Common Shares	104,949	2,235	—
Advisors	O&O Agreement - organization cost reimbursements	228	—	—
Advisors	O&O Agreement - offering cost reimbursements	120	—	—
Trustee Fees	Amended and Restate Bylaws - trustee fees and expenses	367	103	—
WPC Holdco LLC	Promissory Notes - principal and interest	—	33,188	—
GPIM	Co-Investment Exemptive Relief Order - Reimbursement of Structuring Fees	157	—	—
__________________________

(1)	No investment advisory fee was waived for the year ended December 31, 2016. Waived investment advisory fee for the year ended December 31, 2015 was $0.9 million.

(2)
During the years ended December 31, 2016 and December 31, 2015, none of the performance-based incentive fee was payable to the Advisors and therefore recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

(3)
Administrative Services Agreement - expense reimbursement includes amounts paid to the Advisor for the reimbursement of prepaid insurance costs initially paid by the Advisor for the year ended December 31, 2015.

Co-Investment Transactions Exemptive Relief
On June 28, 2016 the Master Fund was granted a SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisors.

Notes to Consolidated Financial Statements

Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2016, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3 month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of December 31, 2016, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees.
During the period between June 17, 2016 and September 16, 2016, Hamilton was subject to an undrawn fee of 265 basis points per annum on the amount of (i) $100 million less (ii) the outstanding loan amount. Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of (i) $150 million less (ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018, Hamilton is obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175 million and the greater of (i) the outstanding loan amount and (ii) $150 million.
Hamilton's borrowings as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2016	$175,000	$126,000	$124,505	3.64%	12/17/19	3.0	years
December 31, 2015	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e.3-month LIBOR) are subject to quarterly changes. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2016 and December 31, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	December 31, 2016	December 31, 2015
Unfunded Delayed Draw Loans:
Med Intermediate (Delayed Draw)	$1,631	$—
National Technical Systems, Inc. (Delayed Draw)	765	765
Pet Holdings ULC (Delayed Draw)	500	—
Total Unfunded Delayed Draw Loans	2,896	765

Unfunded Revolvers:
Dominion Marine (Revolver)	1,000	—
Humanetics (Revolver)	400	—
Onyx CenterSource (Revolver)	329	—
Parts Town, LLC (Revolver)	900	—
Total Unfunded Revolvers	2,629	—

Other Unfunded Commitments
Grinding Media Inc.	6,200	—
Total Other Unfunded Commitments	6,200	—
Total Unfunded Commitments	$11,725	$765
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.
As of December 31, 2016, the Master Fund’s unfunded commitments have increased in fair value by $0.1 million which is recorded on the consolidated schedule of investments and included in investments at fair value on the consolidated statements of assets and liabilities. The Master Fund and Hamilton have sufficient liquidity to fund these commitment should the funding requirement occur.
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the years ended December 31, 2016 and December 31, 2015 (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Basic and diluted weighted average Common Shares outstanding	12,370,464	5,571,531
Earnings (loss) per Common Share - basic and diluted (1)	$0.88	$(0.71)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of year	$8.00	$9.00
Net investment income	0.21	0.30
Net realized gain on investments	0.05	0.01
Net unrealized gain (loss) (2)	0.45	(1.01)
Net increase (decrease) resulting from operations	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.17)	(0.30)
Distributions from realized gains	(0.04)	—
Distributions in excess of net investment income	(0.03)	—
Net decrease resulting from distributions	(0.24)	(0.30)
Net asset value, end of year	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$178,066	$46,704
Average net assets (5)	$101,825	$49,119
Common Shares outstanding, end of year	21,016,797	5,840,060
Weighted average Common Shares outstanding	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Net investment income	2.53%	3.45%
Total expenses (excluding investment advisory fee waiver)	9.65%	5.16%
Effect of investment advisory fee waiver	—%	(1.77)%
Net expenses	9.65%	3.38%

Average outstanding borrowings (5)	$67,000	$16,385
Portfolio turnover rate (5)(6)	51%	39%
Asset coverage ratio (7)	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Consolidated Financial Statements

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average outstanding borrowings, and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any prepayments received divided by the monthly average of the value of portfolio securities owned by the Master Fund during the fiscal year.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the years ended December 31, 2016 and December 31, 2015 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2016
March 28, 2016	March 29, 2016	$0.04626	$350
August 30, 2016	August 31, 2016	$0.05000	$756
September 27, 2016	September 28, 2016	$0.12074	$2,000
December 27, 2016	December 28, 2016	$0.02777	$579

For Fiscal Year 2015
June 30, 2015	August 14, 2015	$0.02000	$128
October 1, 2015	October 2, 2015	$0.13500	$750
December 29, 2015	December 30, 2015	$0.14200	$825
For income tax purposes, the Company estimates that its 2016 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 12. Taxable/Distributable Income).
Note 12. Taxable/Distributable Income
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
As of December 31, 2016 and December 31, 2015, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2016	2015
Paid in capital in excess of par value	$(52)	$(15)
Undistributed net investment income	52	15
Total	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Net change in unrealized (appreciation) depreciation	(7,767)	5,688
Unearned performance-based incentive fee on unrealized gains	536	—
Offering expense	52	—
Other book-tax difference	168	15
Total taxable income available for distributions	$3,897	$1,750
For the years ended December 31, 2016 and December 31, 2015 the Master Fund had taxable income available for distributions in excess of the distributions paid during each respective year. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2016 and December 31, 2015 was as follows (in thousands):

Paid Distributions Attributable To:	2016	2015
Ordinary income (including short-term capital gains)	$3,685	$1,703
Long-term capital gains	—	—
Return of capital	—	—
Total	$3,685	$1,703
Paid distributions as a percentage of taxable income available for distributions	94.6%	97.3%
As of December 31, 2016 and December 31, 2015, the components of tax basis accumulated earnings (loss) were as follows (in thousands):

	2016	2015
Undistributed ordinary income, net	$271	$47
Unrealized gain (loss)	2,087	(5,688)
Other temporary adjustments	(724)	—
Total accumulated earnings (loss), net	$1,634	$(5,641)
For the year ended December 31, 2016, the Master Fund had taxable income in excess of the distributions made from such taxable income during the year. Furthermore, the Master Fund does not expect to incur an U.S. federal excise tax for its tax year beginning January 1, 2016 and ending December 31, 2016.

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2016 and December 31, 2015 are presented below (in thousands, except per share amounts):

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90

	As of and for the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$1,533	$1,314	$508	$—
Net investment income (loss)	570	995	143	(15)
Net realized and unrealized gains (losses)	(2,387)	(3,458)	199	—
Net increase (decrease) in net assets resulting from operations	(1,817)	(2,463)	342	(15)
Net assets	46,704	47,736	50,327	49,985
Total investment income per Common Share - basic and diluted	0.27	0.24	0.09	—
Net investment income per Common Share - basic and diluted	0.10	0.18	0.03	—
Earnings (loss) per Common Share - basic and diluted	(0.32)	(0.44)	0.06	—
Net asset value per Common Share at end of quarter	8.00	8.59	9.06	9.00
Note 14. Subsequent Events
As of March 17, 2017 the Master Fund had issued 4,972,919 Common Shares subsequent to December 31, 2016, resulting in a $42.4 million increase in equity capital.