Form 10-Q
period 2017-03-31
Carey Credit Income Fund - I
filed 2017-05-15
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (212) 492-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 5, 2017 was 1,290,081.

CAREY CREDIT INCOME FUND - I

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 22, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 22, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Carey Credit Income Fund - I. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2017	December 31, 2016
Assets
Investment in Carey Credit Income Fund (3,453,422 shares purchased at a cost of $28,666,800 and 2,356,468 shares purchased at a cost of $19,315,500, respectively)	$29,539,590	$19,965,132
Cash	203,501	251,708
Due from Advisors	240,289	138,773
Deferred offering costs	207,575	118,300
Total assets	$30,190,955	$20,473,913

Liabilities
Due to Advisors	$25,477	$17,136
Accrued professional services fees	57,096	42,461
Accrued offering expenses	68,719	35,968
Accounts payable, accrued expenses and other liabilities	14,364	13,898
Total liabilities	165,656	109,463
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$30,025,299	$20,364,450

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,156,869 and 790,926 Common Shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$1,157	$791
Paid-in-capital in excess of par value	29,316,685	19,830,285
Distributions in excess of net investment income	(165,333)	(116,258)
Net unrealized appreciation on investment	872,790	649,632
Total net assets	$30,025,299	$20,364,450
Net asset value per Common Share	$25.95	$25.75
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Investment Income
Dividends from investment in Carey Credit Income Fund	$273,559	$6,417
Total investment income	273,559	6,417

Operating Expenses (1)
Administrative services	3,749	3,750
Related party reimbursements	76,451	79,179
Trustees fees	740	—
Professional services fees	41,746	40,972
Offering expenses	52,315	—
Organization expenses	—	17,415
Shareholder servicing expenses	20,000	—
Other expenses	9,655	2,578
Total operating expenses	204,656	143,894
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(311,233)	(125,943)
Net expenses	(106,577)	17,951
Net investment income (loss)	380,136	(11,534)

Unrealized appreciation (depreciation) from investment in Carey Credit Income Fund
Net change in unrealized appreciation (depreciation) on investment	223,158	(413)
Total unrealized appreciation (depreciation)	223,158	(413)
Net increase (decrease) in net assets resulting from operations	$603,294	$(11,947)

Per Common Share information:
Net investment income (loss) per Common Share outstanding - basic and diluted	$0.40	$(0.86)
Earnings (loss) per Common Share - basic and diluted	$0.63	$(0.89)
Weighted average Common Shares outstanding - basic and diluted	954,339	13,437
Distributions per Common Share	$0.45	$0.47
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income (loss)	$380,136	$(11,534)
Net change in unrealized appreciation (depreciation)	223,158	(413)
Net increase (decrease) in net assets resulting from operations	603,294	(11,947)
Shareholder distributions:
Distributions from net investment income	(380,136)	—
Distributions in excess of net investment income	(49,075)	(5,881)
Net decrease in net assets from shareholder distributions	(429,211)	(5,881)
Capital share transactions:
Issuance of Common Shares	9,245,927	1,268,775
Reinvestment of shareholders distributions	240,839	3,061
Net increase in net assets resulting from capital share transactions	9,486,766	1,271,836
Total increase in net assets	9,660,849	1,254,008
Net assets at beginning of period	20,364,450	118,223
Net assets at end of period	$30,025,299	$1,372,231

Capital share activity:
Common Shares outstanding at the beginning of the period	790,926	4,842
Common Shares issued from subscriptions	356,661	52,321
Common Shares issued from reinvestment of distributions	9,282	126
Common Shares outstanding at the end of the period	1,156,869	57,289
Distributions in excess of net investment income at end of period	$(165,333)	$(17,753)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net increase (decrease) in net assets resulting from operations	$603,294	$(11,947)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(9,351,300)	(977,300)
Net change in unrealized (appreciation) depreciation on investment	(223,158)	413
(Increase) decrease in operating assets:
Due from Advisors	(101,516)	(63,981)
Dividend income receivable	—	2,107
Deferred offering costs	(89,275)	—
Increase (decrease) in operating liabilities:
Due to Advisors	8,341	69,791
Accrued professional services fees	14,635	8,671
Accrued offering expenses	32,751	—
Accrued organization expenses	—	17,415
Accounts payable, accrued expenses and other liabilities	466	(944)
Net cash used in operating activities	(9,105,762)	(955,775)

Financing activities
Issuance of Common Shares	$9,245,927	$1,268,775
Distributions paid	(188,372)	(2,820)
Net cash provided by financing activities	9,057,555	1,265,955

Net increase (decrease) in cash	(48,207)	310,180
Cash, beginning of period	251,708	41,241
Cash, end of period	$203,501	$351,421
Supplemental information:
Distributions reinvested	$240,839	$3,061
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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). As of March 31, 2017, the Company owned 12.50% of the Master Fund's outstanding common shares.
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
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund's common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company. The Company has implemented ASU 2015-07 which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.

Notes to Financial Statements (Unaudited)

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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	March 31, 2017	3,453,422	2,770,821	$28,666,800	$29,539,590	98.4%
Carey Credit Income Fund	December 31, 2016	2,356,468	954,843	$19,315,500	$19,965,132	98.0%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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

Notes to Financial Statements (Unaudited)

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
Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees. On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the Administrative Services Agreement.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as amended and restated (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. As of March 31, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.2 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed initially on July 24, 2015, and may be amended, by and between the Advisors and the Company (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within

Notes to Financial Statements (Unaudited)

three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors (1)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (2)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (2)	Annualized Regular Cash Distribution Rate/Share, Declared (3)	Eligible for Reimbursement through
July 2015	$3,412	$—	$3,412	NM	NM	$0.00000	July 31, 2018
August 2015	34,437	—	34,437	NM	NM	$0.96080	August 31, 2018
September 2015	35,102	—	35,102	NM	NM	$1.92161	September 30, 2018
October 2015	29,802	—	29,802	249.2%	1.75%	$1.92161	October 31, 2018
November 2015	33,096	—	33,096	44.9%	1.75%	$1.92161	November 30, 2018
December 2015	5,468	—	5,468	5.58%	1.75%	$1.92161	December 31, 2018
January 2016	28,793	—	28,793	23.94%	1.75%	$1.92161	January 31, 2019
February 2016	27,113	—	27,113	22.70%	1.75%	$1.92161	February 28, 2019
March 2016	70,036	—	70,036	9.67%	1.75%	$1.80180	March 31, 2019
April 2016	51,100	—	51,100	1.90%	1.75%	$1.81792	April 30, 2019
May 2016	69,599	—	69,599	1.01%	1.75%	$1.81792	May 31, 2019
June 2016	73,382	—	73,382	0.55%	1.75%	$1.81792	June 30, 2019
July 2016	90,050	—	90,050	0.48%	1.75%	$1.81792	July 31, 2019
August 2016	49,443	—	49,443	0.40%	1.75%	$1.81792	August 31, 2019
September 2016	(87,024)	—	(87,024)	0.32%	1.75%	$1.81792	September 30, 2019
October 2016	114,400	—	114,400	0.24%	1.75%	$1.81792	October 31, 2019
November 2016	146,955	—	146,955	0.21%	1.75%	$1.81792	November 30, 2019
December 2016	71,395	—	71,395	0.13%	1.75%	$1.81792	December 31, 2019
January 2017	118,626	—	118,626	0.24%	1.75%	$1.81792	January 31, 2020
February 2017	82,700	—	82,700	0.19%	1.75%	$1.81792	February 29, 2020
March 2017	109,908	—	109,908	0.19%	1.75%	$1.81792	March 31, 2020
Total	$1,157,793	$—	$1,157,793
______________________

(1)
In September 2016, the Advisors' year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees.

(2)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(3)
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

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three Months Ended March 31, 2017 and March 31, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2017 and March 31, 2016.

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2017	2016
Advisor	Administrative Services Agreement - expense reimbursement	$76,451	$79,179
Dealer Manager	Dealer Manager Agreement - dealer manager fees	$193,442	$21,225
Advisors	O&O Agreement - organization expenses reimbursements	$—	$17,415
Advisors	O&O Agreement - offering expenses reimbursements	$141,591	$—
Advisors	Expense Support Agreement - expense support (to) from related parties	$311,233	$125,943
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its Public Offering was declared effective on July 31, 2015. Effective February 26, 2016, the Company effected a reverse stock split of the Company's outstanding Common Shares. Each issued and outstanding Common Share then outstanding was converted into 0.3480 Common Shares. Additionally, the total number of authorized Common Shares was also reduced, on a 1.0-for-0.3480 basis, from 1,000,000,000 to 348,000,000 Common Shares. The par value of Common Shares was unchanged.
For the three months ended March 31, 2017 the public offering price of the Company's Common Shares ranged from $26.75 per Common Share to $26.90 per Common Share. For the three months ended March 31, 2016, the public offering price of the Company's Common Shares ranged from a low of $8.70 per Common Share to a high of $25.00 per Common Share, restated for the reverse stock split prior to February 26, 2016.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for (i) the three months ended March 31, 2017 and (ii) the period commencing on July 31, 2015 and ending March 31, 2017:

	Three Months Ended March 31, 2017		Inception through March 31, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from offering	356,661	$9,439,369	1,134,403	$29,332,279
Dealer Manager fees	—	(193,442)	—	(583,436)
Net proceeds to the Company	356,661	9,245,927	1,134,403	28,748,843
Reinvestment of distributions	9,282	240,839	22,466	575,333
Net proceeds from offering	365,943	$9,486,766	1,156,869	$29,324,176
Average net proceeds per Common Share	$25.92		$25.35

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the three months ended March 31, 2017 :

Repurchase/Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Tender Offer Price per Share
2017:
March 3, 2017	7,995	—	$—	—%	$25.75
Total	7,995	—	$—	—%
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the three months ended March 31, 2017 and March 31, 2016.

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Total Distribution (including Reinvested Distributions)
Three Months Ended March 31, 2017:
January 3, 10, 17, 24, 31	February 1	$0.03496	$0.17480	$147,563
February 7, 14, 21, 28	March 1	0.03496	0.13984	133,094
March 7, 14, 21, 28	March 29	0.03496	0.13984	148,554
Total			$0.454480	$429,211
Three Months Ended March 31, 2016:
January 5, 12, 19, 26	January 27	$0.036954	$0.147816	$715
February 2, 9, 16, 23	February 24	0.036954	0.147816	715
March 1, 8, 15, 22, 29	March 30	0.034650	0.173250	4,451
Total			$0.468882	$5,881
Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into the O&O Agreement with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. As of March 31, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.2 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Net increase (decrease) in net assets resulting from operations	$603,294	$(11,947)
Weighted average Common Shares outstanding - basic and diluted	954,339	13,437
Earnings (loss) per Common Share - basic and diluted (1)	$0.63	$(0.89)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent in the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.75	$24.42
Net investment income (loss) (1)	0.40	(0.86)
Net unrealized gains (losses) (2)	0.23	0.57
Net increase (decrease) resulting from operations	0.63	(0.29)
Distributions to common shareholders
Distributions from net investment income (3)	(0.40)	—
Distributions in excess of net investment income (3)	(0.05)	(0.47)
Net decrease resulting from distributions	(0.45)	(0.47)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	0.02	0.29
Net increase in net assets resulting from capital share transactions	0.02	0.29
Net asset value, end of period	$25.95	$23.95

INVESTMENT RETURNS
Total investment return-net price (5)	2.36%	—%
Total investment return-net asset value (6)	2.58%	0.01%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$30,025,299	$1,372,231
Average net assets (7)	$24,696,937	$430,765
Common Shares outstanding, end of period	1,156,869	57,289
Weighted average Common Shares outstanding	954,339	13,437
Ratios-to-average net assets: (7) (8)
Net investment income (loss)	1.54%	(2.68)%
Total expenses	0.83%	33.40%
Effect of expense reimbursement from Advisors	(1.26)%	(29.24)%
Net expenses	(0.43)%	4.17%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements (Unaudited)

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net price is not annualized.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(7)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios to average net assets, expressed as a percentage, are not annualized.

(8)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund.
Note 10. Subsequent Events
On April 11, 2017, the Company increased its public offering price from $26.75 per Share to $26.90 per Share. The purpose of this public offering price adjustment was to ensure that the Company’s net asset value per Share was less than, or equal to, the public offering price, net of sales load, at the time of acceptance of subscriptions for the purchase of the Company's Common Shares and the reinvestment of distributions.
As of May 5, 2017 the Company issued 133,212 Common Shares subsequent to March 31, 2017, resulting in a $3,470,642 increase in equity capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Carey Credit Income Fund - I. The Term "Master Fund" refers to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a business development company (a "BDC") under the 1940 Act. The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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

Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the Master Fund's operating performance and its distributions to us.

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
Results of Operations
Operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Total investment income	$273,559	$6,417
Net expenses	(106,577)	17,951
Net investment income (loss)	380,136	(11,534)
Net change in unrealized appreciation (depreciation) on investment	223,158	(413)
Net increase (decrease) in net assets resulting from operations	$603,294	$(11,947)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2017 and March 31, 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2017 and March 31, 2016:

	For The Three Months Ended March 31,
	2017	2016
Administrative services	$3,749	$3,750
Related party reimbursements	76,451	79,179
Trustees fees	740	—
Professional services fees	41,746	40,972
Offering expenses	52,315	—
Organization expenses	—	17,415
Shareholder servicing expenses	20,000	—
Other expenses	9,655	2,578
Total operating expenses	204,656	143,894
Less: Expense support from related parties	(311,233)	(125,943)
Net expenses	$(106,577)	$17,951
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the Administrator that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board of Trustees. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.

The composition of our administrative and professional services fees for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	For The Three Months Ended March 31,
	2017	2016
Accounting services	$1,874	$1,875
Administrative services	1,875	1,875
Total administrative services	$3,749	$3,750

Audit expense	$26,054	$26,258
Compliance officer fees	3,551	5,400
Legal fees	10,313	7,514
Tax services	1,828	1,800
Total professional services fees	$41,746	$40,972
Net Realized Gain (Loss) on Investment
For the three months ended March 31, 2017 and March 31, 2016, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment.
Changes in Unrealized Appreciation (Depreciation) on Investment
For the three months ended March 31, 2017, the total net change in unrealized appreciation on our investment in the Master Fund was $223,158. For the three months ended March 31, 2016, the total net change in unrealized depreciation on our investment in the Master Fund was $413.
Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016
For the three months ended March 31, 2017, net cash used in operating activities was $9,105,762. Cash flows used in operating activities for the three months ended March 31, 2017 were primarily due to the Company's investments in Master Fund common shares.
For the three months ended March 31, 2016, net cash used in operating activities was $955,775. Cash flows used in operating activities for the three months ended March 31, 2016, were primarily due to the Company's investment in Master Fund common shares.
Net cash provided by financing activities was $9,057,555 during the three months ended March 31, 2017, primarily represented by proceeds from issuance of Common Shares of $9,245,927.
Net cash provided by financing activities was $1,265,955 for the three months ended March 31, 2016, primarily represented by proceeds from issuance of Common Shares of $1,268,775.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, and (iv) periodic repurchases of our Common Shares pursuant to our periodic share repurchase program. We do not intend to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is invested in the Master Fund's common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.
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
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2017. The declared distribution rates per Common Share for the period after March 31, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
April 4, 11, 18, 25	April 26	$0.03496
May 2, 9, 16, 23, 30	May 31	$0.03496
Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf and (iii) compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2017, 92.4% of the Master Fund's investments, or $304.7 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.11
+100 bps	0.24
+150 bps	0.38
+200 bps	0.51

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 5, 2017, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 22, 2017.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND - I

Date:	May 15, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2017	By:	/s/ Paul S. Saint-Pierre
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

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 10-Q (File No. 814-01117) filed on May 12, 2017.)

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

10.4
Second Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended March 31, 2017. (Filed herewith.)