Form 10-Q
period 2017-06-30
Carey Credit Income Fund - I
filed 2017-08-14
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 4, 2017 was 1,617,517.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
CAREY CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2017	December 31, 2016
Assets
Investment in Carey Credit Income Fund (4,760,471 shares purchased at a cost of $39,846,500 and 2,356,468 shares purchased at a cost of $19,315,500, respectively)	$40,687,420	$19,965,132
Cash	299,889	251,708
Due from Advisors	184,001	138,773
Dividend income receivable	168,530	—
Deferred offering costs	299,521	118,300
Total assets	$41,639,361	$20,473,913

Liabilities
Due to Advisors	$19,047	$17,136
Accrued professional services fees	67,291	42,461
Accrued offering expenses	91,715	35,968
Accounts payable, accrued expenses and other liabilities	29,334	13,898
Total liabilities	207,387	109,463
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$41,431,974	$20,364,450

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,598,715 and 790,926 Common Shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$1,599	$791
Paid-in-capital in excess of par value	40,841,597	19,830,285
Distributions in excess of net investment income	(252,142)	(116,258)
Net unrealized appreciation on investment	840,920	649,632
Total net assets	$41,431,974	$20,364,450
Net asset value per Common Share	$25.92	$25.75
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Dividends from investment in Carey Credit Income Fund	$504,321	$—	$777,880	$6,417
Total investment income	504,321	—	777,880	6,417

Operating Expenses (1)
Administrative services	3,751	3,750	7,500	7,500
Related party reimbursements	70,295	74,572	146,746	153,751
Trustees fees	748	—	1,488	—
Professional services fees	57,697	27,108	99,443	68,080
Offering expenses	88,442	—	140,757	—
Organization expenses	—	60,741	—	78,156
Printing and mailing expenses	20,170	7,647	25,059	7,647
Shareholder servicing expenses	—	—	20,000	—
Other expenses	7,033	3,771	11,799	6,350
Total operating expenses	248,136	177,589	452,792	321,484
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(260,581)	(194,080)	(571,814)	(320,023)
Net expenses	(12,445)	(16,491)	(119,022)	1,461
Net investment income	516,766	16,491	896,902	4,956

Unrealized appreciation (depreciation) from investment in Carey Credit Income Fund
Net change in unrealized appreciation (depreciation) on investment	(31,870)	89,855	191,288	89,442
Total unrealized appreciation (depreciation)	(31,870)	89,855	191,288	89,442
Net increase in net assets resulting from operations	$484,896	$106,346	$1,088,190	$94,398

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.39	$0.10	$0.78	$0.05
Earnings per Common Share - basic and diluted	$0.36	$0.64	$0.95	$1.05
Weighted average Common Shares outstanding - basic and diluted	1,336,542	166,967	1,146,496	90,202
Distributions per Common Share	$0.45	$0.45	$0.91	$0.92
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$896,902	$4,956
Net change in unrealized appreciation	191,288	89,442
Net increase in net assets resulting from operations	1,088,190	94,398
Shareholder distributions:
Distributions from net investment income	(896,902)	(4,956)
Distributions in excess of net investment income	(135,884)	(75,514)
Net decrease in net assets from shareholder distributions	(1,032,786)	(80,470)
Capital share transactions:
Issuance of Common Shares	20,705,003	7,578,757
Reinvestment of shareholders distributions	586,764	46,443
Repurchase of Common Shares	(279,647)	—
Net increase in net assets resulting from capital share transactions	21,012,120	7,625,200
Total increase in net assets	21,067,524	7,639,128
Net assets at beginning of period	20,364,450	118,223
Net assets at end of period	$41,431,974	$7,757,351

Capital share activity:
Common Shares outstanding at the beginning of the period	790,926	4,842
Common Shares issued from subscriptions	796,026	308,585
Common Shares issued from reinvestment of distributions	22,539	1,885
Repurchase of Common Shares outstanding	(10,776)	—
Common Shares outstanding at the end of the period	1,598,715	315,312
Distributions in excess of net investment income at end of period	$(252,142)	$(75,852)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$1,088,190	$94,398
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(20,531,000)	(7,542,500)
Net change in unrealized depreciation on investment	(191,288)	(89,442)
(Increase) decrease in operating assets:
Due from Advisors	(45,228)	(101,522)
Dividend income receivable	(168,530)	2,107
Deferred offering costs	(181,221)	—
Increase in operating liabilities:
Due to Advisors	1,911	21,496
Accrued professional services fees	24,830	5,380
Accrued offering expenses	55,747	—
Accrued organization expenses	—	33,586
Accounts payable, accrued expenses and other liabilities	15,436	4,524
Net cash used in operating activities	(19,931,153)	(7,571,973)

Financing activities
Issuance of Common Shares	$20,705,003	$7,578,757
Distributions paid	(446,022)	(34,027)
Repurchase of Common Shares	(279,647)	—
Net cash provided by financing activities	19,979,334	7,544,730

Net increase (decrease) in cash	48,181	(27,243)
Cash, beginning of period	251,708	41,241
Cash, end of period	$299,889	$13,998
Supplemental information:
Distributions reinvested	$586,764	$46,443
See Unaudited Notes to Financial Statements.

Notes to Financial Statements (Unaudited)

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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). As of June 30, 2017, the Company owned 16.37% of the Master Fund's outstanding common shares.
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
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund's common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company. The Company has implemented Accounting Standards Update ("ASU") 2015-07, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.

Notes to Financial Statements (Unaudited)

Transactions with the Master Fund
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	June 30, 2017	4,760,471	3,345,009	$39,846,500	$40,687,420	98.2%
Carey Credit Income Fund	December 31, 2016	2,356,468	954,843	$19,315,500	$19,965,132	98.0%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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
Share Repurchase Program
The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of its common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to the Administrator upon the vote of the Company's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.
On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the annual renewal of the Administrative Services Agreement.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as amended and restated (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or the Dealer Manager upon 60 calender days' written notice to the other party. In the event that the Company or the Dealer Manager terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
On June 15, 2017, the Board of Directors of WPC approved a plan to exit all non-traded retail fundraising activities carried out by the Dealer Manager, its wholly-owned broker-dealer subsidiary, effective June 30, 2017, in keeping with WPC’s long-term strategy of focusing exclusively on net lease investing for its balance sheet. The Company, the Master Fund, and any other affiliated feeder funds are within the scope of WPC's plan to exit all non-retail fundraising activities.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors

Notes to Financial Statements (Unaudited)

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
As of June 30, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.3 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Advisors, with or without notice. The O&O Agreement shall automatically terminate in the event of (i) the termination by the Master Fund of the investment advisory agreement between the Master Fund and the Advisor, or (ii) the Master Fund's Board of Trustees makes the determination to dissolve or liquidate the Master Fund.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed initially on July 24, 2015, as may be amended, by and between the Advisors and the Company (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month.
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
The Company or the Advisors may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate (i) if the Master Fund terminates the investment advisory agreement with the Advisor, (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors (1)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (2)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (2)	Annualized Regular Cash Distribution Rate/Share, Declared (3)	Eligible for Reimbursement through
July 2015	$3,412	$—	$3,412	NM	NM	NA	July 31, 2018
August 2015	34,437	—	34,437	NM	NM	$0.96080	August 31, 2018
September 2015	35,102	—	35,102	NM	NM	$1.92161	September 30, 2018
October 2015	29,802	—	29,802	249.2%	1.75%	$1.92161	October 31, 2018
November 2015	33,096	—	33,096	44.9%	1.75%	$1.92161	November 30, 2018
December 2015	5,468	—	5,468	5.58%	1.75%	$1.92161	December 31, 2018
January 2016	28,793	—	28,793	23.94%	1.75%	$1.92161	January 31, 2019
February 2016	27,113	—	27,113	22.70%	1.75%	$1.92161	February 28, 2019
March 2016	70,036	—	70,036	9.67%	1.75%	$1.80180	March 31, 2019
April 2016	51,100	—	51,100	1.90%	1.75%	$1.81792	April 30, 2019
May 2016	69,599	—	69,599	1.01%	1.75%	$1.81792	May 31, 2019
June 2016	73,382	—	73,382	0.55%	1.75%	$1.81792	June 30, 2019
July 2016	90,050	—	90,050	0.48%	1.75%	$1.81792	July 31, 2019
August 2016	49,443	—	49,443	0.40%	1.75%	$1.81792	August 31, 2019
September 2016	(87,024)	—	(87,024)	0.32%	1.75%	$1.81792	September 30, 2019
October 2016	114,400	—	114,400	0.24%	1.75%	$1.81792	October 31, 2019
November 2016	146,955	—	146,955	0.21%	1.75%	$1.81792	November 30, 2019
December 2016	71,395	—	71,395	0.13%	1.75%	$1.81792	December 31, 2019
January 2017	118,626	—	118,626	0.24%	1.75%	$1.81792	January 31, 2020
February 2017	82,700	—	82,700	0.19%	1.75%	$1.81792	February 29, 2020
March 2017	109,908	—	109,908	0.19%	1.75%	$1.81792	March 31, 2020
April 2017	60,900	—	60,900	0.14%	1.75%	$1.81792	April 30, 2020
May 2017	90,669	—	90,669	0.13%	1.75%	$1.81792	May 31, 2020
June 2017	109,012	—	109,012	0.19%	1.75%	$1.81792	June 30, 2020
Total	$1,418,374	$—	$1,418,374
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

(3)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any. "NA" means not applicable since no shares were outstanding and therefore no distributions were declared by the Company's Board of Trustees.

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2017 and June 30, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2017 and June 30, 2016.

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
Advisor	Administrative Services Agreement - expense reimbursement	$70,295	$74,572	$146,746	$153,751
Dealer Manager	Dealer Manager Agreement - dealer manager fees	$275,285	$117,868	$468,727	$139,093
Advisors	O&O Agreement - organization expenses reimbursements	$—	$60,741	$—	$78,156
Advisors	O&O Agreement - offering expenses reimbursements	$180,338	$—	$321,779	$—
Advisors	Expense Support Agreement - expense support (to) from related parties	$260,581	$194,080	$571,814	$320,023
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
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
For the six months ended June 30, 2017, the public offering price of the Company's Common Shares ranged from $26.75 per Common Share to $26.90 per Common Share. For the six months ended June 30, 2016, the public offering price of the Company's Common Shares ranged from a low of $8.70 per Common Share to a high of $25.50 per Common Share, restated for the reverse stock split prior to February 26, 2016.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for (i) the six months ended June 30, 2017 and (ii) the period commencing on July 31, 2015 and ending June 30, 2017:

	Six Months Ended June 30, 2017		Inception through June 30, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from offering	796,026	$21,173,730	1,573,768	$41,066,640
Dealer Manager fees	—	(468,727)	—	(858,722)
Net proceeds to the Company	796,026	20,705,003	1,573,768	40,207,918
Reinvestment of distributions	22,539	586,764	35,723	921,258
Net proceeds from offering	818,565	$21,291,767	1,609,491	$41,129,176
Average net proceeds per Common Share	$26.01		$25.55

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the six months ended June 30, 2017:

Repurchase/Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Tender Offer Price per Share
2017:
March 3, 2017	7,995	—	$—	—%	$25.75
June 19, 2017	13,815	10,776	279,647	78.0%	$25.95
Total	21,810	10,776	$279,647	49.4%
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the six months ended June 30, 2017 and June 30, 2016.

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Total Distribution (including Reinvested Distributions)
Six Months Ended June 30, 2017:
January 3, 10, 17, 24, 31	February 1	$0.03496	$0.17480	$147,563
February 7, 14, 21, 28	March 1	0.03496	0.13984	133,094
March 7, 14, 21, 28	March 29	0.03496	0.13984	148,554
April 4, 11, 18, 25	April 26	0.03496	0.13984	168,005
May 2, 9, 16, 23, 30	May 31	0.03496	0.17480	232,425
June 6, 13, 20, 27	June 28	0.03496	0.13984	203,145
Total			$0.908960	$1,032,786
Six Months Ended June 30, 2016:
January 5, 12, 19, 26	January 27	$0.036954	$0.147816	$715
February 2, 9, 16, 23	February 24	0.036954	0.147816	715
March 1, 8, 15, 22, 29	March 30	0.034650	0.173250	4,451
April 5, 12, 19, 26	April 27	0.034960	0.139840	11,104
May 3, 10, 17, 24, 31	June 1	0.034960	0.174800	28,252
June 7, 14, 21, 28	June 29	0.034960	0.139840	35,233
Total			$0.923362	$80,470
Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into the O&O Agreement with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. As of June 30, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $2.3 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.

Notes to Financial Statements (Unaudited)

Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings per Common Share) for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$484,896	$106,346	$1,088,190	$94,398
Weighted average Common Shares outstanding - basic and diluted	1,336,542	166,967	1,146,496	90,202
Earnings per Common Share - basic and diluted (1)	$0.36	$0.64	$0.95	$1.05
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended June 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.75	$24.42
Net investment income (1)	0.78	0.05
Net unrealized gains (2)	0.23	0.78
Net increase resulting from operations	1.01	0.83
Distributions to common shareholders
Distributions from net investment income (3)	(0.78)	(0.05)
Distributions in excess of net investment income (3)	(0.13)	(0.87)
Net decrease resulting from distributions	(0.91)	(0.92)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	0.07	0.27
Net increase in net assets resulting from capital share transactions	0.07	0.27
Net asset value, end of period	$25.92	$24.60

INVESTMENT RETURNS
Total investment return-net price (5)	4.00%	3.69%
Total investment return-net asset value (6)	4.22%	4.62%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,431,974	$7,757,351
Average net assets (7)	$29,904,940	$2,509,516
Common Shares outstanding, end of period	1,598,715	315,312
Weighted average Common Shares outstanding	1,146,496	90,202
Ratios-to-average net assets: (7) (8)
Total expenses	1.51%	12.81%
Effect of expense reimbursement from Advisors	(1.91)%	(12.75)%
Net expenses	(0.40)%	0.06%
Net investment income	3.00%	0.20%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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
Note 10. Subsequent Events
As of August 4, 2017 the Company issued 18,802 Common Shares subsequent to June 30, 2017, resulting in a $490,572 increase in equity capital.
In connection with the recent announcement by WPC, the parent of our Advisor, of its decision to exit retail fundraising and to focus on its core real estate business, the Advisor has decided to resign as investment advisor to the Master Fund. At a Board Meeting held on August 10, 2017 (the “Board Meeting”), the Master Fund’s Board of Trustees (the “Board”) accepted the resignation of the Advisor as the Master Fund’s investment advisor (the “Advisor Resignation”) to become effective on September 11, 2017 (the “Advisor Resignation Date”) and appointed GPIM as the Master Fund’s interim advisor to become effective on the Advisor Resignation Date (the “Interim Advisor Appointment”). In connection with the Advisor Resignation and the Interim Advisor Appointment, the Board terminated the Investment Sub-Advisory Agreement with GPIM, approved Expense Support and Conditional Reimbursement Agreements with GPIM, and approved Organization and Offering Expense Reimbursement Agreements with GPIM, each to become effective on the Advisor Resignation Date. The Master Fund’s Board, including all of the Independent Trustees, approved a new investment advisory agreement with GPIM (the “New Advisory Agreement”) to become effective upon approval by a majority of the Master Fund’s outstanding common shares (as defined in the 1940 Act). The Interim Advisor Appointment will terminate upon the earlier to occur of (i) 150 days from the Advisor Resignation Date or (ii) the date Master Fund shareholders approve the New Advisory Agreement. At the Board Meeting, the Board set a shareholder meeting date of October 13, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of the New Advisory Agreement. At the Board Meeting, the Master Fund’s Board of Trustees also accepted the resignation of Carey Credit Advisors LLC as the Master Fund’s (and each Feeder Fund’s) administrator to become effective on the Advisor Resignation Date and appointed GPIM as the Master Fund’s (and each Feeder Fund’s) new administrator to become effective on the Advisor Resignation Date. At the Board Meeting, the Master Fund’s Board of Trustees also approved the assignment of the Dealer Manager Agreement from the Dealer Manager to Guggenheim Funds Distributors, LLC effective immediately.
In making the Interim Advisor Appointment and approving the New Advisory Agreement, the Board of Trustees, including all of the Independent Trustees, considered a number of factors, including, but not limited to: (i) the Master Fund's and GPIM's performance; (ii) the ability of GPIM to maintain continuity in the investment advisory services that have been provided by the Advisor and GPIM to the Master Fund, including GPIM's expectation that the key personnel of the Advisor who currently provide services to the Master Fund (and the Feeder Funds) will continue to provide those services as employees of GPIM after the Advisor Resignation Date; (iii) GPIM’s representations that it intends to provide the same or greater scope and quality of investment advisory services to the Master Fund that it and the Advisor currently provide; (iv) the estimated fees and expenses of the Master Fund (and, as relevant, the Feeder Funds), including a lower annual management fee of 1.75% of the Master Fund’s average gross assets and continued expense support by GPIM with respect to the Feeder Funds' distributions to shareholders; and (v) GPIM's longer-term business goals with regard to the business and operations of the Master Fund and Feeder Funds. The Board also

Notes to Financial Statements (Unaudited)

considered that the Funds' shareholders will not bear any costs associated with the Interim Advisor Appointment and the proposal to shareholders to approve the New Advisory Agreement. Additional information about the Board's considerations will be provided in the Master Fund's proxy materials that will be distributed in connection with the shareholder meeting to consider the approval of the New Advisory Agreement.

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
Results of Operations
Operating results for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$504,321	$—	$777,880	$6,417
Net expenses	(12,445)	(16,491)	(119,022)	1,461
Net investment income	516,766	16,491	896,902	4,956
Net change in unrealized appreciation (depreciation) on investment	(31,870)	89,855	191,288	89,442
Net increase in net assets resulting from operations	$484,896	$106,346	$1,088,190	$94,398
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2017 and June 30, 2016, respectively.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2017 and June 30, 2016:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Administrative services	$3,751	$3,750	$7,500	$7,500
Related party reimbursements	70,295	74,572	146,746	153,751
Trustees fees	748	—	1,488	—
Professional services fees	57,697	27,108	99,443	68,080
Offering expenses	88,442	—	140,757	—
Organization expenses	—	60,741	—	78,156
Printing and mailing expenses	20,170	7,647	25,059	7,647
Shareholder servicing expenses	—	—	20,000	—
Other expenses	7,033	3,771	11,799	6,350
Total operating expenses	248,136	177,589	452,792	321,484
Less: Expense support from related parties	(260,581)	(194,080)	(571,814)	(320,023)
Net expenses	$(12,445)	$(16,491)	$(119,022)	$1,461
The operating expenses presented above do not represent our normalized operations since we expect our variable operating expenses to increase in tandem with increases in our equity capital base and number of shareholders.
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

The composition of our administrative and professional services fees for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Accounting services	$1,876	$1,875	$3,750	$3,750
Administrative services	1,875	1,875	3,750	3,750
Total administrative services	$3,751	$3,750	$7,500	$7,500

Audit expense	$26,344	$26,258	$52,398	$52,516
Compliance officer fees	3,689	5,400	7,240	10,800
Legal fees	25,816	(6,350)	36,129	1,164
Tax services	1,848	1,800	3,676	3,600
Total professional services fees	$57,697	$27,108	$99,443	$68,080
Net Realized Gain (Loss) on Investment
For the three and six months ended June 30, 2017 and June 30, 2016, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.
Changes in Unrealized Appreciation (Depreciation) on Investment
For the three and six months ended June 30, 2017, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(31,870) and $191,288, respectively. For the three and six months ended June 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $89,855 and $89,442, respectively.
Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016
For the six months ended June 30, 2017, net cash used in operating activities was $19,931,153. Cash flows used in operating activities for the six months ended June 30, 2017 were primarily due to the Company's investments in Master Fund common shares.
For the six months ended June 30, 2016, net cash used in operating activities was $7,571,973. Cash flows used in operating activities for the six months ended June 30, 2016, were primarily due to the Company's investment in Master Fund common shares.
Net cash provided by financing activities was $19,979,334 during the six months ended June 30, 2017, primarily represented by proceeds from issuance of Common Shares of $20,705,003. Net cash provided by financing activities was $7,544,730 for the six months ended June 30, 2016, primarily represented by proceeds from issuance of Common Shares of $7,578,757.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.
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
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2017. The declared distribution rates per Common Share for the period after June 30, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
July 4, 11, 18, 25	July 26	$0.03496
August 1, 8, 15, 22, 29	August 30	$0.03496
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
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the Independent Trustees Committee of our Board of Trustees. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2017, 90.4% of the Master Fund's investments, or $339.7 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and (iv) that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.10
+100 bps	0.19
+150 bps	0.29
+200 bps	0.39

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 4, 2017, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 22, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	10,776	$25.95	10,776	—
Total	10,776		10,776	—
______________________

(1)
The maximum number of shares available for repurchase on June 19, 2017 was 13,815. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
On May 30, 2017, we reported that Mr. Mark M. Goldberg informed WPC of his intended resignation, effective as of July 10, 2017, from his positions with (i) WPC, the ultimate parent of the Advisor to the Master Fund, (ii) President of the Company, the Master Fund and each of the other feeder funds, and (iii) President of Carey Credit Advisors, to pursue other interests. The effective resignation date was subsequently revised to June 19, 2017. As of August 4, 2017, our President position was vacant.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND - I

Date:	August 14, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2017	By:	/s/ Paul S. Saint-Pierre
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended June 30, 2017. (Filed herewith.)