Form 10-Q
period 2017-09-30
GUGGENHEIM CREDIT INCOME FUND - I
filed 2017-11-09
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091
GUGGENHEIM CREDIT INCOME FUND - I
(formerly CAREY CREDIT INCOME FUND - I)
(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 739-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 1, 2017 was 1,595,037.

GUGGENHEIM CREDIT INCOME FUND - I

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 22, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 22, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Guggenheim Credit Income Fund - I, formerly known as Carey Credit Income Fund - I. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Investment in Guggenheim Credit Income Fund (4,759,871 shares purchased at a cost of $39,898,092 and 2,356,468 shares purchased at a cost of $19,315,500, respectively)	$40,717,336	$19,965,132
Cash	266,966	251,708
Due from Advisors	4,734	138,773
Deferred offering costs	194,888	118,300
Total assets	$41,183,924	$20,473,913

Liabilities
Due to Advisors	$10,660	$17,136
Accrued professional services fees	81,762	42,461
Accrued offering expenses	—	35,968
Accounts payable, accrued expenses and other liabilities	27,465	13,898
Total liabilities	119,887	109,463
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$41,064,037	$20,364,450

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,589,409 and 790,926 Common Shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$1,590	$791
Paid-in-capital in excess of par value	40,602,339	19,830,285
Distributions in excess of net investment income	(417,228)	(116,258)
Net unrealized appreciation on investment	819,244	649,632
Accumulated undistributed net realized gain	58,092	—
Total net assets	$41,064,037	$20,364,450
Net asset value per Common Share	$25.84	$25.75
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Dividends from investment in Guggenheim Credit Income Fund	$757,400	$268,445	$1,535,280	$274,862
Total investment income	757,400	268,445	1,535,280	274,862

Operating Expenses (1)
Administrative services	3,750	3,750	11,250	11,250
Related party reimbursements	58,552	59,258	205,298	213,009
Trustees fees	756	3,000	2,244	3,000
Professional services fees	41,108	53,335	140,551	121,415
Offering expenses	110,108	6,333	250,865	6,333
Organization expenses	—	19,475	—	97,631
Other expenses	9,357	7,744	66,215	21,741
Total operating expenses	223,631	152,895	676,423	474,379
Reimbursement of expense support	24,906	—	24,906	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(60,217)	(52,469)	(632,031)	(372,492)
Net expenses	188,320	100,426	69,298	101,887
Net investment income	569,080	168,019	1,465,982	172,975

Realized and unrealized gain (loss):
Net realized gain from investment in Guggenheim Credit Income Fund	58,092	—	58,092	—
Net change in unrealized appreciation (depreciation) on investment	(21,676)	249,392	169,612	338,834
Net realized and unrealized gains	36,416	249,392	227,704	338,834
Net increase in net assets resulting from operations	$605,496	$417,411	$1,693,686	$511,809

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.35	$0.38	$1.12	$0.84
Earnings per Common Share - basic and diluted	$0.37	$0.96	$1.30	$2.48
Weighted average Common Shares outstanding - basic and diluted	1,615,085	436,876	1,304,409	206,603
Distributions per Common Share	$0.45	$0.45	$1.36	$1.38
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Operations:
Net investment income	$1,465,982	$172,975
Net realized gain on investment	58,092	—
Net change in unrealized appreciation	169,612	338,834
Net increase in net assets resulting from operations	1,693,686	511,809
Shareholder distributions:
Distributions from net investment income	(1,465,982)	(172,975)
Distributions in excess of net investment income	(300,970)	(104,322)
Net decrease in net assets from shareholder distributions	(1,766,952)	(277,297)
Capital share transactions:
Issuance of Common Shares	21,061,453	13,277,240
Reinvestment of shareholders distributions	1,016,921	164,024
Repurchase of Common Shares	(1,305,521)	—
Net increase in net assets resulting from capital share transactions	20,772,853	13,441,264
Total increase in net assets	20,699,587	13,675,776
Net assets at beginning of period	20,364,450	118,223
Net assets at end of period	$41,064,037	$13,793,999

Capital share activity:
Common Shares outstanding at the beginning of the period	790,926	4,842
Common Shares issued from subscriptions	809,688	534,999
Common Shares issued from reinvestment of distributions	39,150	6,527
Repurchase of Common Shares outstanding	(50,355)	—
Common Shares outstanding at the end of the period	1,589,409	546,368
Distributions in excess of net investment income at end of period	$(417,228)	$(104,659)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$1,693,686	$511,809
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investment in Guggenheim Credit Income Fund	(21,259,800)	(13,208,500)
Sale of investment in Guggenheim Credit Income Fund	735,300	—
Net realized gain on investment	(58,092)	—
Net change in unrealized appreciation on investment	(169,612)	(338,834)
(Increase) decrease in operating assets:
Due from Advisors	134,039	6,022
Dividend income receivable	—	2,107
Deferred offering costs	(76,588)	(52,696)
Increase (decrease) in operating liabilities:
Due to Advisors	(6,476)	26,597
Accrued professional services fees	39,301	18,880
Accrued offering expenses	(35,968)	23,955
Accounts payable, accrued expenses and other liabilities	13,567	1,772
Net cash used in operating activities	(18,990,643)	(13,008,888)

Financing activities
Issuance of Common Shares	$21,061,453	$13,277,240
Distributions paid	(750,031)	(113,273)
Repurchase of Common Shares	(1,305,521)	—
Net cash provided by financing activities	19,005,901	13,163,967

Net increase in cash	15,258	155,079
Cash, beginning of period	251,708	41,241
Cash, end of period	$266,966	$196,320
Supplemental information:
Distributions reinvested	$1,016,921	$164,024
See Unaudited Notes to Financial Statements.

Notes to Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND - I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund - I (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. As of September 30, 2017, Guggenheim serves as investment advisor pursuant to an interim investment advisory agreement which commenced on September 11, 2017. The Master Fund's Board set a shareholder meeting date of October 20, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of a new investment advisory agreement between Guggenheim and the Master Fund. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). Effective August 23, 2017, and in connection with (i) the current transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Company's dealer manager of the Public Offering, the Company determined to temporarily suspend its public offering of Common Shares. The Company continues to issue its Common Shares to existing shareholders through its distribution reinvestment plan.
As of September 30, 2017, the Company owned 16.33% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are recognized as dividend income in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification to realized gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, the Master Fund shares. Realized gains and losses from the Company's transactions with the Master Fund are calculated on the specific share identification basis.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	September 30, 2017	4,759,871	3,838,898	$39,898,092	$40,717,336	99.2%
Guggenheim Credit Income Fund	December 31, 2016	2,356,468	954,843	$19,315,500	$19,965,132	98.0%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master

Notes to Financial Statements (Unaudited)

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
Share Repurchase Program
The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of its common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Note 4. Related Party Agreements and Transactions
Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. The memberships of the Company's Board of Trustees (the "Company's Board" or the "Board") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf. The Company has also entered into an assignment and assumption agreement with Guggenheim Funds Distributors, LLC, a Delaware limited liability company (the "Dealer Manager" or "GFD"), an affiliate of Guggenheim, to compensate it for capital market services in connection with the marketing and distribution of the Company's Shares.
Administrative Services Agreement
Prior to September 11, 2017, the Company was party to an amended and restated administrative services agreement with CCA (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the administrator (the "Prior Administrator"), performed and oversaw the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimbursed the Prior Administrator the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017 the Company entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator") agreed to provide administrative services, similar to those previously provided by CCA, commencing on September 11, 2017.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees, or (ii) by Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board and the Company's independent trustees.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as subsequently amended and restated (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calender days' written notice to the other party. In the event that the Company or GFD terminates

Notes to Financial Statements (Unaudited)

the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "Prior O&O Agreement") with CCA and Guggenheim. Under the Prior O&O Agreement the Company reimbursed CCA and Guggenheim for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses was conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement would not exceed actual expenses incurred by CCA and Guggenheim and their affiliates. CCA and Guggenheim were responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
On September 5, 2017, the Company entered into an amended and restated organization and offering expense reimbursement agreement (the "O&O Agreement") with Guggenheim and CCA, for a limited purpose, in substantially the same form as the Prior O&O Agreement. Under the O&O Agreement, CCA has relinquished its rights to any and all future reimbursement of any remaining unreimbursed costs.
As of September 30, 2017, Guggenheim had incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse Guggenheim for these expenses solely in connection with the capital raise activity of our Public Offering. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with CCA and Guggenheim executed on July 31, 2015, as amended, (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) release CCA from all obligations to make further expense payments, (ii) terminate all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permit the Company the option to limit or reduce the reimbursement of expenses in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense support payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense support payments and solely eligible for reimbursement of prior periods' expense support payments.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement or the Prior Expense Support Agreement if (and only to the extent that), during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense support payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisor was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense support payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

Notes to Financial Statements (Unaudited)

The Company or Guggenheim may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate (i) if the Master Fund terminates the investment advisory agreement with Guggenheim, (ii) the Company's Board makes a determination to dissolve or liquidate the Company.
The specific amount of Guggenheim's expense support obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by Guggenheim, they are required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of such agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that Guggenheim will reimburse any portion of the Company's expenses in future months.
The table below presents a summary of all monthly expenses supported by CCA and Guggenheim, the waived amounts in connection with CCA's termination of its rights to reimbursement of its expense support payment, and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from CCA and Guggenheim (1)	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (2)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (2)	Annualized Regular Cash Distribution Rate/Share, Declared (3)	Eligible for Reimbursement through
July 2015	$3,412	$(1,706)	$(1,706)	$—	NM	NM	NA	July 31, 2018
August 2015	34,437	(17,219)	(17,218)	—	NM	NM	$0.96080	August 31, 2018
September 2015	35,102	(17,551)	—	17,551	NM	NM	$1.92161	September 30, 2018
October 2015	29,802	(14,901)	—	14,901	249.22%	1.75%	$1.92161	October 31, 2018
November 2015	33,096	(16,548)	—	16,548	44.90%	1.75%	$1.92161	November 30, 2018
December 2015	5,468	(2,734)	—	2,734	5.58%	1.75%	$1.92161	December 31, 2018
January 2016	28,793	(14,397)	—	14,396	23.94%	1.75%	$1.92161	January 31, 2019
February 2016	27,113	(13,557)	—	13,556	22.70%	1.75%	$1.92161	February 28, 2019
March 2016	70,036	(35,018)	(5,982)	29,036	9.67%	1.75%	$1.80180	March 31, 2019
April 2016	51,100	(25,550)	—	25,550	1.90%	1.75%	$1.81792	April 30, 2019
May 2016	69,599	(34,800)	—	34,799	1.01%	1.75%	$1.81792	May 31, 2019
June 2016	73,382	(36,691)	—	36,691	0.55%	1.75%	$1.81792	June 30, 2019
July 2016	90,050	(45,025)	—	45,025	0.48%	1.75%	$1.81792	July 31, 2019
August 2016	49,443	(24,722)	—	24,721	0.40%	1.75%	$1.81792	August 31, 2019
September 2016	(87,024)	43,512	—	(43,512)	0.32%	1.75%	$1.81792	September 30, 2019
October 2016	114,400	(57,200)	—	57,200	0.24%	1.75%	$1.81792	October 31, 2019
November 2016	146,955	(73,478)	—	73,477	0.21%	1.75%	$1.81792	November 30, 2019
December 2016	71,395	(35,698)	—	35,697	0.13%	1.75%	$1.81792	December 31, 2019
January 2017	118,626	(59,313)	—	59,313	0.24%	1.75%	$1.81792	January 31, 2020
February 2017	82,700	(41,350)	—	41,350	0.19%	1.75%	$1.81792	February 29, 2020
March 2017	109,908	(54,954)	—	54,954	0.19%	1.75%	$1.81792	March 31, 2020
April 2017	60,900	(30,450)	—	30,450	0.14%	1.75%	$1.81792	April 30, 2020
May 2017	90,669	(45,335)	—	45,334	0.13%	1.75%	$1.81792	May 31, 2020
June 2017	109,012	(54,506)	—	54,506	0.19%	1.75%	$1.81792	June 30, 2020
July 2017	—	—	—	—	0.11%	1.75%	$1.81792	July 31, 2020
August 2017	57,161	(28,581)	—	28,580	0.11%	1.75%	$1.81792	August 31, 2020
September 2017	3,055	—	—	3,055	0.05%	1.70%	$1.81792	September 30, 2020
Total	$1,478,590	$(737,772)	$(24,906)	$715,912
______________________

(1)
In September 2016, CCA and Guggenheim's year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees.

(2)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(3)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was

Notes to Financial Statements (Unaudited)

incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any. "NA" means not applicable since no shares were outstanding and therefore no distributions were declared by the Company's Board.

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2017 and September 30, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2017 and September 30, 2016.

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CCA	Prior Administrative Services Agreement - expense reimbursement	$46,683	$59,258	193,429	$213,009
Guggenheim	Administrative Services Agreement - expense reimbursement	$11,869	$—	$11,869	$—
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	$8,550	$116,602	$477,277	$255,695
CCA & Guggenheim	O&O Agreements - organization expenses reimbursements	$—	$19,475	$—	$97,631
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	$5,600	$59,029	$327,379	$59,029
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	$60,217	$52,469	$632,031	$372,492
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$24,906	$—	$24,906	$—
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
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
For the nine months ended September 30, 2017, the public offering price of the Company's Common Shares ranged from $26.60 per Common Share to $26.90 per Common Share. For the nine months ended September 30, 2016, the public offering price of the Company's Common Shares ranged from a low of $25.00 per Common Share to a high of $26.30 per Common Share, restated for the reverse stock split prior to February 26, 2016.
The following table summarizes the total Common Shares issued before repurchase activity and proceeds received in connection with the Company's Public Offering for (i) the nine months ended September 30, 2017 and (ii) the period commencing on July 31, 2015 and ending September 30, 2017:

Notes to Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017		Inception through September 30, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from offering	809,688	$21,538,730	1,587,430	$41,431,640
Dealer Manager fees	—	(477,277)	—	(867,272)
Net proceeds to the Company	809,688	21,061,453	1,587,430	40,564,368
Reinvestment of distributions	39,150	1,016,921	52,334	1,351,415
Net proceeds from offering	848,838	$22,078,374	1,639,764	$41,915,783
Average net proceeds per Common Share	$26.01		$25.56
Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the nine months ended September 30, 2017:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Tender Offer Price per Share
March 3, 2017	7,995	—	$—	—%	$25.75
June 19, 2017	13,815	10,776	279,647	78.0%	$25.95
Sept. 20, 2017 (1)	21,105	39,579	1,025,874	187.5%	$25.92
Total	42,915	50,355	$1,305,521	117.3%
(1) The Company filed a tender offer to purchase up to 21,105 Shares on August 16, 2017. After the termination of the Company's purchase offer on September 20, 2017, the Company's Board approved the purchase of all Shares that were validly tendered.
Note 6. Distributions
The Company's Board declared distributions for 10 and 13 record dates, respectively, for the three months ended September 30, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the three months ended September 30, 2017 and 2016 are presented in the table below (in thousands, except per share amounts).

	Three Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.45	$734,166	100.0%	$0.45	$196,827	100.0%
From net investment income	0.35	569,080	77.5%	0.38	168,019	85.4%
Distributions in excess of net investment income	0.10	165,086	22.5%	0.07	28,808	14.6%
The Company's Board declared distributions for 36 and 39 record dates, respectively, for the nine months ended September 30, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2017 and 2016 are presented in the table below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$1.36	$1,766,952	100.0%	$1.38	$277,297	100.0%
From net investment income	1.12	1,465,982	83.0%	0.84	172,975	62.4%
Distributions in excess of net investment income	0.24	300,970	17.0%	0.54	104,322	37.6%
Note 7. Commitments and Contingencies

Notes to Financial Statements (Unaudited)

Organization and Offering Expense Reimbursement Agreement
As of September 30, 2017, Guggenheim had incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, as described in Note 4. Related Party Agreements and Transactions, the Company is obligated to reimburse Guggenheim for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings per Common Share) for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$605,496	$417,411	$1,693,686	$511,809
Weighted average Common Shares outstanding - basic and diluted	1,615,085	436,876	1,304,409	206,603
Earnings per Common Share - basic and diluted (1)	$0.37	$0.96	$1.30	$2.48
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in all periods because there were no outstanding Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended September 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.75	$24.42
Net investment income (1)	1.12	0.84
Net realized gains	0.04	—
Net unrealized gains (2)	0.25	1.17
Net increase resulting from operations	1.41	2.01
Distributions to common shareholders
Distributions from net investment income (3)	(1.12)	(0.84)
Distributions in excess of net investment income (3)	(0.24)	(0.54)
Net decrease resulting from distributions	(1.36)	(1.38)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	0.06	0.20
Repurchase of Common Shares	(0.02)	—
Net increase in net assets resulting from capital share transactions	0.04	0.20
Net asset value, end of period	$25.84	$25.25

INVESTMENT RETURNS
Total investment return-net price (5)	5.44%	8.33%
Total investment return-net asset value (6)	5.66%	9.32%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,064,037	$13,793,999
Average net assets (7)	$33,403,670	$5,323,027
Common Shares outstanding, end of period	1,589,409	546,368
Weighted average Common Shares outstanding	1,304,409	206,603
Ratios-to-average net assets: (7) (8)
Total expenses	2.02%	8.91%
Effect of expense reimbursement from Advisors	(1.82)%	(7.00)%
Net expenses	0.20%	1.91%
Net investment income	4.39%	3.25%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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
Note 10. Subsequent Events
On October 20, 2017, a new investment advisory agreement between the Master Fund and Guggenheim was approved by a majority (as such term is defined in the 1940 Act) of the votes cast by shareholders. The new investment advisory agreement replaced the Interim Investment Advisory Agreement effective as of October 20, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund - I. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. The Master Fund's investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: The Master Fund sources originated investments through the relationship networks of Guggenheim. Such investments are originated or structured for the Master Fund or made by the Master Fund and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuance: The Master Fund also participates in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by other investment intermediaries other than Guggenheim.

•
Secondary Market Transactions: In certain circumstances the Master Fund will also invest in broadly syndicated loans, high yield credit markets, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the Master Fund's operating performance and its distributions paid to us.

Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third party valuation services, and various other professional services fees.
Results of Operations
Operating results for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$757,400	$268,445	$1,535,280	$274,862
Net expenses	188,320	100,426	69,298	101,887
Net investment income	569,080	168,019	1,465,982	172,975
Net realized gain on investment	58,092	—	58,092	—
Net change in unrealized appreciation (depreciation)	(21,676)	249,392	169,612	338,834
Net increase in net assets resulting from operations	$605,496	$417,411	$1,693,686	$511,809
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2017 and September 30, 2016:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative services	$3,750	$3,750	$11,250	$11,250
Related party reimbursements	58,552	59,258	205,298	213,009
Trustees fees	756	3,000	2,244	3,000
Professional services fees	41,108	53,335	140,551	121,415
Offering expenses	110,108	6,333	250,865	6,333
Organization expenses	—	19,475	—	97,631
Other expenses	9,357	7,744	66,215	21,741
Total operating expenses	223,631	152,895	676,423	474,379
Reimbursement of expense support	24,906	—	24,906	—
Less: Expense support from related parties	(60,217)	(52,469)	(632,031)	(372,492)
Net expenses	$188,320	$100,426	$69,298	$101,887
The operating expenses presented above do not represent our normalized operations since we expect our variable operating expenses to increase in tandem with increases in our equity capital base and number of shareholders.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
Net Realized Gain (Loss) on Investment
For the three and nine months ended September 30, 2017 we had realized gains of $58,092 and $58,092, respectively, as a result of our sale of Master Fund Shares.
For the three and nine months ended September 30, 2016, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.

Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2017, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(21,676) and $169,612, respectively. For the three and nine months ended September 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $249,392 and $338,834, respectively.
Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016
For the nine months ended September 30, 2017, net cash used in operating activities was $18,990,643. Cash flows used in operating activities for the nine months ended September 30, 2017 were primarily due to the Company's investments in Master Fund common shares.
For the nine months ended September 30, 2016, net cash used in operating activities was $13,008,888. Cash flows used in operating activities for the nine months ended September 30, 2016, were primarily due to the Company's investment in Master Fund common shares.
Net cash provided by financing activities was $19,005,901 during the nine months ended September 30, 2017, primarily represented by proceeds from issuance of Common Shares of $21,061,453. Net cash provided by financing activities was $13,163,967 for the nine months ended September 30, 2016, primarily represented by proceeds from issuance of Common Shares of $13,277,240.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from CCA (from July 2015 to August 2017) and Guggenheim pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, and (iv) repurchases of our Common Shares pursuant to our periodic share repurchase program. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is invested in the Master Fund's common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2017. The declared distribution rates per Common Share for the period after September 30, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
October 31	November 1	$0.15370
November 28	November 29	$0.15370

Related Party Agreements and Transactions
We have entered into agreements with Guggenheim, and its broker-dealer affiliate, whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf and (iii) compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
Reimbursement of CCA and Guggenheim for Organization and Offering Expenses
See Note 4. Related Party Agreements and Transactions.
Reimbursement of the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the independent trustees committee of our Board. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2017, 90.4% of the Master Fund's investments, or $344.2 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of September 30, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and (iv) that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.08
+100 bps	0.16
+150 bps	0.25
+200 bps	0.33
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 1, 2017, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 22, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	39,579	$25.92	21,105	—
Total	39,579		21,105	—
______________________

(1)
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

GUGGENHEIM CREDIT INCOME FUND - I

Date:	November 9, 2017	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Paul S. Saint-Pierre
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

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 10-Q (File No. 814-01117) filed on May 12, 2017.) *

10.2
Administrative Services Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.3
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 T, Carey Credit Income Fund, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.4
Escrow Agreement by and between the Registrant, UMB Bank N.A. and Carey Financial LLC. (Incorporated by reference to Exhibit 99(k)(1) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.5
Second Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.6
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.7
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.8
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed as Post Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on August 3, 2015.) *

10.9
Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.4 filed with Registrant's Form 8-K (File No. 814-01091) on August 16, 2017.)

10.10
Form of Organization and Offering Expense Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)  *

10.11
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.12
Investment Management Agreement by and between Hamilton Finance LLC and Carey Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.13
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 99(r)(1) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.2
Code of Ethics of Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(r)(2) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)  *

14.3
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(r)(3) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2017. (Filed herewith.)
* These items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the Company.