Form 10-K
period 2017-12-31
GUGGENHEIM CREDIT INCOME FUND - I
filed 2018-03-14
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant’s telephone number, including area code (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2017, non-affiliates held 1,598,715 of the outstanding common shares with an aggregate market value of $41.4 million based on a net asset value of $25.92 per common share.
The number of the Registrant's common shares outstanding as of March 5, 2018 was 1,610,323.
Documents Incorporated by Reference
None.

Notes to Consolidated Financial Statements

GUGGENHEIM CREDIT INCOME FUND-I INDEX

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data.
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund - I T (formerly Carey Credit Income Fund - I). Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

PART I
Item 1. Business.
Overview
We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and we commenced our investment activities on October 15, 2015 concurrent with the commencement of subscription activity for our Common Shares.
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as business development companies ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”). From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. The Master Fund's management discussion and analysis of financial condition and results of operations is presented in its annual report on Form 10-K, as filed at www.sec.gov, and it should be read in its entirety.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. The Master Fund's investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its Advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.

•
Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: The Master Fund sources originated investments through Guggenheim's relationship network. Such investments are originated or structured for the Master Fund, or made by the Master Fund, and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuances: The Master Fund participates in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by investment intermediaries other than Guggenheim.

•
Secondary Market Transactions: The Master Fund also invests in broadly syndicated loans, high yield credit markets, and other investments that are generally owned by a wide range of investors and made available through primary placement and secondary market channels.

On July 15, 2015, the staff of the Securities and Exchange Commission (the "SEC") issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:

•	a Feeder Fund to operate as a BDC under the 1940 Act;

•	a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

•	the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. All of our filings can also be obtained for free on the SEC’s website at www.sec.gov.
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
RISKS RELATED TO OUR BUSINESS
Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process. If the Advisor were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill, and network of business contacts of our Advisor to achieve our investment objectives. Our Advisor evaluates, negotiates, structures, executes, monitors, and services our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisor, including its key professionals. The departure of a significant number of key professionals from Guggenheim could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives also depends on the ability of our Advisor to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisor’s capabilities in structuring the investment process, providing competent, attentive, and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, our Advisor may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
In addition, the Investment Advisory Agreement has termination provisions that allow the agreement to be terminated by the Master Fund upon 60 days’ notice if the Master Fund's Board of Trustees or holders of a majority of the Master Fund's outstanding common shares so direct. The Investment Advisory Agreement may be terminated at any time, without penalty, by Guggenheim upon 120 days’ notice to the Master Fund. The termination of the Investment Advisory Agreement may adversely affect the quality of our investment opportunities and it may be difficult for the Master Fund to replace Guggenheim.
Because our business model depends to a significant extent upon relationships with corporations, financial institutions, and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Guggenheim will depend on its relationships with corporations, financial institutions, and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If Guggenheim fails to maintain its existing relationships, or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Guggenheim has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our regulated investment company ("RIC" or "RICs") status under Subchapter M of the Code. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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
We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions will be funded through the reimbursement of certain expenses by the Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor continues to make such reimbursements of certain expenses. Our future repayments of amounts reimbursed by the Advisor will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. The Advisor has no obligation to reimburse expenses in future periods.
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
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisor has a conflict of interest in making recommendations of fair value. We will value these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and based on input from our Advisor and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Advisor and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Although interest rates are expected to begin to rise, the current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. See Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk for further information on the impact interest rate changes could have on our results of operations.
We may be subject to a greater risk of rising interest rates due to the current period of historically low rates. Increases in interest rates may cause the value of our investments to decline and this decrease in value may not be offset by higher income from new investments. A general rise in interest rates may cause investors to move out of fixed-income securities on a large scale, which could adversely affect the price and liquidity of fixed-income securities.
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
Certain investment analysis and decisions by the Advisor may be undertaken with limited information.
Given the nature of our investments, the same level of information that would exist for a publicly-traded company may not be available to the Advisor. Therefore, at times, the Advisor may be forced to make investment decisions with limited information regarding factors that may adversely affect an investment.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Most recently, the current federal administration has called for significant changes in U.S. trade, healthcare, individual and corporate taxation, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policies at the federal level, as well as at the state and local government levels. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our investments in portfolio companies may be risky and we could lose all or part of our investment.
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

•
Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity, and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.
Senior unsecured loans are structured as loans that are not subordinate in right of payment to any other debt incurred by the borrower under such loan, but are not secured with any collateral that could help ensure repayment of the loan. In the event of non-payment by a borrower of a senior unsecured loan, the lender may be unable to collect the unpaid balance because there is no specific collateral on which the lender can foreclose. In particular, if there are also any outstanding secured loans, the lender of such loans may be able to foreclose on the collateral securing such loans, and such proceeds may be applied towards the repayment of such secured loans before any remaining proceeds may be applied towards repayment of senior unsecured loans. Consequently, senior unsecured loans may be subject to a greater risk of non-payment in the event of default than secured loans, particularly during periods of deteriorating economic conditions.

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

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisor. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.
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
Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to file for bankruptcy proceedings, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or the Advisor sat on the board of trustees of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors.
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

•
The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

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
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies, therefore our investment portfolio may be subject to additional risks, which may not be promptly identified by our Advisor.
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

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, trustees, and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.
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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisor, or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisor’s allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Shares. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$372.4 million in income earning total assets at the beginning of 2018;

•	$150.0 million in senior securities outstanding at the beginning of 2018;

•	$248.5 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 4.24% for 2018.
In order to compute the “corresponding return to shareholders,” the “assumed return on our portfolio (net of expenses)” is multiplied by the total assets to obtain an assumed return to us. The interest expense is calculated as the product of the current effective interest rate and the amount of senior securities outstanding. The accrued interest expense as so calculated is then subtracted from the assumed return to us to determine the return available to shareholders. The return available to shareholders is then divided by the total amount of net assets attributable to Master Fund common shareholders to determine the “corresponding return to shareholders.” The amortization of deferred credit facility financing costs and future conditional unused commitment fees are not included in interest expense; actual interest expense may be different.

						Breakeven
Assumed return on our portfolio (net of expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%	1.71%
Corresponding return to shareholders	-17.55%	-10.05%	-2.56%	4.93%	12.43%	0.00%
The illustrative results in the table above indicate that an assumed -5.00% annual return on our earning assets in 2018 would hypothetically result in a -10.05% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2018 would hypothetically result in a 4.93% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.71% in 2018 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2018.
The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.
              Hamilton Finance LLC ("Hamilton"), a wholly-owned financing subsidiary of the Master Fund, has entered into a financing arrangement with a national commercial bank. The agreement governing this financing arrangement contains various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangement and the acceleration of any amounts outstanding thereunder, which could require the Master Fund or its subsidiary to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.
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
The Advisor's decision to securitize loans may impact the Feeder Funds.
                A decision by our Advisor to securitize loans may affect the Feeder Funds in the following ways: (i) the securitization vehicle may be required to have separate financial statements, (ii) the securitized loans and/or the investment in the securitization vehicle would be included in the Company's 30% "bucket" of Qualifying Assets (i.e. not a Qualified Asset), and (iii) securitization involves added fees and costs.

RISKS RELATED TO OUR ADVISOR AND ITS AFFILIATES
The Advisor and its affiliates, including our officers and some of our Trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
The Advisor and its affiliates will receive substantial fees from us in return for its services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Dealer Manager and the Advisor). These compensation arrangements could affect our Advisor’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional Dealer Manager fees and the Advisor to earn increased asset management fees.
The time and resources that individuals associated with the Advisor devote to us may be diverted, and we may face additional competition due to the fact that Guggenheim is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Advisor currently manages other investment entities and is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other programs, it may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
The Advisor will experience conflicts of interest in connection with the management of our business affairs.
Our Advisor will experience conflicts of interest in connection with the management of our business affairs, including those relating to the allocation of investment opportunities by the Advisor and its affiliates; compensation to the Advisor; services that may be provided by the Advisor and its affiliates to issuers in which we invest; investments by us and other clients of the Advisor, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Advisor; differing recommendations given by the Advisor to us versus other clients; the Advisor’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisor’s use of “inside information” with respect to potential investments by us.
The Advisor may face conflicts of interest with respect to services performed for issuers in which we invest.
The Advisor and its affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of the Advisor may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by the Advisor for providing these services will not be shared with us and may be received before we realize a return on our investment. The Advisor may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.
The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
Because our Advisor manages assets for other investment companies, pooled investment vehicles, and/or other accounts (including institutional clients, pension plans, and certain high net worth individuals), certain conflicts of interest are present. For instance, the Advisor may receive fees from certain accounts that are higher than the fees received by the Advisor from us, or receive a more favorable performance-based fee on certain accounts. In those instances, a portfolio manager for the Advisor has an incentive to favor the higher fee and/or higher performance-based fee accounts over us. In addition, a conflict of interest exists to the extent the Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in the Advisor’s employee benefit plans. The Advisor has an incentive to favor these accounts over us. Our Board of Trustees will be responsible for monitoring these conflicts.
The Advisor is not restricted from entering into other investment advisory relationships; the Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments.
The Advisor manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by the Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, and, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, the Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.
In the course of performing its duties, the members, officers, directors, employees, principals, or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by Guggenheim's information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor’s other businesses. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of such Advisor.
We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
The Investment Advisory Agreement entitles Guggenheim to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay Guggenheim an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (i.e., PIK income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisor is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisor, even though we do not receive the income in the form of cash.
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
Our incentive fee may induce our Advisor to make speculative investments.
The incentive fee payable by us to Guggenheim may create an incentive for our Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisor to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our base management fee is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage our Advisor to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our Shares.
Our ability to enter into transactions with our affiliates will be restricted.
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the US Securities and Exchange Commission ("SEC"). Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
The Master received an exemptive order from the SEC that permits it to, among other things, co-invest in privately-negotiated transactions alongside other funds, including funds managed by Guggenheim and certain of its affiliates. The exemptive order is subject to certain terms and conditions. Accordingly, when the Mater Fund co-invests in privately-negotiated transactions with other accounts or other entities managed by Guggenheim, those transactions will be subject to the various conditions contained in the SEC exemptive order pertaining to co-investment transactions. However, if the Master Fund co-invests in transactions with other accounts or other entities managed by Guggenheim which are not subject to the various conditions contained in our exemptive order, then those transactions will be subject to the limited circumstances currently permitted by applicable SEC staff guidance and interpretations. The Master Fund has adopted Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy provides that once an investment has been approved and is deemed to be in the Master Fund's best interest, then the Master Fund will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that the Master Fund will be presented with all investment opportunities that fit within its investment strategy and that it will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisor will need to decide which client or clients will proceed with the investment. Generally, the Master Fund will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, then the Master Fund will not be permitted to participate. Moreover, except in certain circumstances, the Master Fund will be unable to invest in any issuer in which an affiliate's other client holds a controlling interest.
We may make investments that could give rise to a conflict of interest.
We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. However, an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Advisor may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other clients hold a different class of securities than us as a result of such transactions, our interests may not be aligned.
The recommendations given to us by the Advisor may differ from those rendered to its other clients.
The Advisor and its affiliates may give advice and recommend securities to other clients that may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Our Advisor’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Our Advisor has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and its assets will not be available to satisfy our debts and obligations. The Advisor will not be responsible for any action of our Board of Trustees in declining to follow our Advisor’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the Investment Advisory Agreement (absent willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). We have also agreed to indemnify, defend, and protect our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs, and expenses resulting from acts of our Advisor (not arising out of willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our Advisor is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, our Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a potential conflict of interest in connection with a $50 million loan that a senior executive received from an advisory client and inadvertently billing management fees of $6.5 million to non-managed assets of one client. Our Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Advisor. Additionally, the SEC censured our Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Advisor’s future business activities.
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
As a result of our need to satisfy the annual distribution requirement in order to be subject to tax as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Master Fund may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that the Master Fund's asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, the Master Fund may incur increased leverage and be subject to additional risk. If the Master Fund issues senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit the Master Fund's investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
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
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income, or any increase in losses from levels expected by investors;

•	departure of our Advisor or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
We believe that, under current ERISA law and regulations, our assets will not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Code that purchases Shares, if the facts and assumptions described in this prospectus arise as expected, and based on our related representations. Our view is not binding on the IRS or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Code, and some of the transactions we will enter into with our Advisor and its affiliates could be considered “prohibited transactions,” which could cause us, our Advisor, and its affiliates to be subject to liabilities and excise taxes. In addition, Guggenheim could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions, and prohibitions under Part 4 of Title I of ERISA. Even if our assets will not be considered to be plan assets, a prohibited transaction could occur if we, our Advisor, any selected dealer, the transfer agent, or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, Shares should not be purchased.
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
The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends for U.S federal income tax purposes to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. Upon satisfying this requirement, we would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
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
We may invest in certain debt instruments and equity securities through taxable subsidiaries, and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt instruments and equity securities which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), each taxable year we must include a portion of the OID that accrues over the life of such debt instruments in our taxable income, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, subject to tax currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances these rules could require us to recognize income where we do not receive a corresponding payment in cash.
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
Item 3. Legal Proceedings.
At March 5, 2018, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Shareholders
As of March 5, 2018, we had 792 record holders of our Shares.
Continuous Public Offering of Common Shares
We are selling our Shares on a continuous basis under Securities Act File No. 333-198667 ("Registration Statement") that was initially declared effective as of July 31, 2015 (the "Public Offering"). Our Public Offering was temporarily suspended on August 23, 2017 due to the replacement of the dealer manager.
To the extent that our net asset value per Share (“NAV”) increases, we will ensure that our Shares are not sold at a Public Offering price ("POP"), after deduction of Dealer Manager fees, that is below our NAV. In connection with each weekly closing on the sale of Shares pursuant to our Public Offering and periodic reinvestment of distributions in our Shares, we make the determination that we are not selling Shares at a price, after deduction of Dealer Manager fees ("Net POP"), below our then current NAV within 48 hours before the time that we issue Shares. In addition, if the NAV were to decline below 97.5% of the Net POP, then we will voluntarily delay the acceptance of subscriptions for our Shares until the NAV is greater than 97.5% of the Net POP.
The following table lists the NAV per share, the POP and Net POP for Shares sold in our Public Offering, the Net POP premium expressed as a percentage of NAV, and quarterly declared distributions per Share throughout the Public Offering period, including the third quarter of 2017 when the Public Offering was suspended.

	End of Quarter
	NAV	POP (1)	Net POP (1)	Net POP Premium to NAV (2)	Declared Distributions per Share
Year Ended December 31, 2017
Third Quarter (3)	$25.84	$26.90	$26.09	1.0%	$0.45
Second Quarter	$25.92	$26.90	$26.09	0.7%	$0.45
First Quarter	$25.95	$26.75	$25.95	—%	$0.45
Year Ended December 31, 2016
Fourth Quarter	$25.75	$26.60	$25.80	0.2%	$0.45
Third Quarter	$25.25	$26.30	$25.51	1.0%	$0.45
Second Quarter	$24.60	$25.50	$24.74	0.6%	$0.45
First Quarter	$23.95	$25.00	$24.25	1.3%	$0.47
Year Ended December 31, 2015
Fourth Quarter	$24.42	$26.66	$25.86	5.9%	$0.41
______________________

(1)	As of December 31, 2015, the POP and net POP was $9.28 and $9.00 per Share, respectively, prior to the effect of an 1.0-for-0.348 reverse share split on February 26, 2016.

(2)	No Shares were sold in the fourth quarter of 2015 when NAV was less than 97.5% of net POP.

(3)	The Public Offering was suspended within the third quarter of 2017.
The average POP is $26.10 per Common Share and the average net proceeds per Common Share is $25.56 as of December 31, 2017, including proceeds from our distribution reinvestment plan. The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 31, 2015 and ending December 31, 2017 (in thousands, except share and per share amounts):

	July 31, 2015 (inception) through December 31, 2017
	Shares	Amount
Gross proceeds from Public Offering	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	(867,272)
Net proceeds to the Company from Public Offering	1,587,430	40,564,368
Reinvestment of distributions	69,333	1,787,949
Net proceeds from issuance of Shares	1,656,763	$42,352,317
Average net proceeds per Common Share	25.56
Registrant's Purchases of Equity Securities
We commenced our share repurchase program in July 2016 and the initial repurchase of Common Shares occurred in June 2017. We limit repurchases in each quarter to 2.5% of the weighted average number of Common Shares outstanding in the prior four calendar quarters. Our Board of Trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. We repurchased 7,377 Common Shares during the three months ended December 31, 2017. See Note 5. Common Shares for the history of our periodic share repurchase programs.
The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 to October 31, 2017	—	—	—	—
November 1, 2017 to November 30, 2017	—	—	—	—
December 1, 2017 to December 31, 2017	7,377	$25.84	7,377	—
Total	7,377		7,377	—
______________________

(1)
The maximum number of Shares available for repurchase on December 20, 2017 was 28,529. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our audited financial statements included herein.

Unregistered Sale of Equity Securities
None.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2017, 2016 and 2015:

	Cash Distributions Declared Per Share
Quarter	2017	2016	2015
First	$0.45448	$0.46888	$—
Second	0.45448	0.45448	—
Third	0.45448	0.45448	—
Fourth	0.46110	0.45448	0.40649
Total	$1.82454	$1.83232	$0.40649
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2017, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2018, a Form 1099-DIV was sent to our non-corporate shareholders which stated the amount and source allocations of the 2017 paid distributions.
Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2017, (ii) as of and for the year ended December 31, 2016 and (iii) for the period from July 31, 2015 (inception) to December 31, 2015 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Statements of operations data:
Dividends from investment in GCIF	$2,503,467	$338,958	$2,107
Operating expenses
Total operating expenses	857,377	593,629	142,510
Reimbursement of expense support	252,732	—	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(648,813)	(705,241)	(141,317)
Net expenses	461,296	(111,612)	1,193
Net investment income	2,042,171	450,570	914
Net realized gain from investment in GCIF	58,092	—	—
Long term gain distributions from GCIF	58,279	—	—
Net change in unrealized appreciation (depreciation) from investment	24,824	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$2,183,366	$1,106,856	$(5,740)
Per Share data:
Net investment income per Common Share outstanding - basic and diluted	$1.48	$1.41	$0.58
Earnings (loss) per Common Share - basic and diluted	$1.58	$3.46	$(3.65)
Distributions per Common Share	$1.82	$1.83	$0.41
Other data:
Total investment return-net price (1)	6.77%	12.45%	(4.09)%
Total investment return-net asset value (2)	7.00%	13.47%	(4.09)%
Total investment activity for the period	$20,524,500	$19,190,500	$125,000
Statements of Assets and Liabilities data:
Total assets	$41,317,012	$20,473,913	$167,716
Total net assets	$41,064,158	$20,364,450	$118,223
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
Revenues
Dividend income from our ownership of the Master Fund's common shares is our source of investment income. Our revenues will fluctuate with the operating performance of the Master Fund and its distributions to us.
Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services, legal services, transfer agent services, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third party valuation services, and various other professional services fees.
Results of Operations
Operating results for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015 were as follows:

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Total investment income	$2,503,467	$338,958	$2,107
Net expenses	461,296	(111,612)	1,193
Net investment income	2,042,171	450,570	914
Net realized gain from investment in GCIF	58,092	—	—
Long term gain distributions from GCIF	58,279	—	—
Net change in unrealized appreciation (depreciation) from investment	24,824	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$2,183,366	$1,106,856	$(5,740)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015.
Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Administrative services	$15,000	$15,000	$6,391
Related party reimbursements	233,330	269,436	14,211
Trustees fees	3,000	3,000	3,000
Professional services fees	172,093	140,158	117,085
Offering expenses	352,025	31,180	—
Organization expenses	—	97,631	338
Other expenses	81,929	37,224	1,485
Total operating expenses	857,377	593,629	142,510
Reimbursement of expense support	252,732	—	—
Less: Expense support from related parties	(648,813)	(705,241)	(141,317)
Net expenses	$461,296	$(111,612)	$1,193
The operating expenses presented above do not represent our normalized operations since we expect our variable operating expenses to increase in tandem with increases in our equity capital base and number of shareholders.
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
Net Realized Gain from Investment
For the year ended December 31, 2017, we had a net realized gain of $58,092 as a result of our sale of Master Fund Shares. For the the period from July 31, 2015 (inception) to December 31, 2015 and year ended December 31, 2016, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment. In 2017, $58,279 of distributions received from the Master Fund was classified as a long term gain distribution.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the year ended December 31, 2017, the total net change in unrealized appreciation from our investment in the Master Fund was $24,824. For the year ended December 31, 2016, the total net change in unrealized appreciation from our investment in the Master Fund was $656,286. For the period from July 31, 2015 (inception) to December 31, 2015, the total net change in unrealized depreciation from our investment in the Master Fund was $6,654.
Cash Flows for the Years Ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015
For the years ended December 31, 2017, December 31, 2016 and the period from July 31, 2015 (inception) to December 31, 2015 net cash used in operating activities was $18,117,239, $18,928,904 and $82,722, respectively. In all periods, investment in the Master Fund's shares was the primary use of cash.
Net cash provided by financing activities was $18,516,342 during the year ended December 31, 2017, primarily represented by proceeds from issuance of Common Shares of $21,061,453. Net cash provided by financing activities was $19,139,371 during the year ended December 31, 2016, primarily represented by proceeds from issuance of Common Shares of $19,377,915. Net cash provided by financing activities was $123,963 for the period from July 31, 2015 (inception) to December 31, 2015 primarily represented by proceeds from issuance of Common Shares of $125,000.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments from CCA (from July 2015 to August 2017) and Guggenheim pursuant to the Expense Support Agreement, and (v) the sale of our owned Master Fund shares in conjunction with its periodic share repurchase programs. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments to Guggenheim for prior period expense support payments.. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities and excess if any, is invested in the acquisition of Master Fund's common shares.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2017 and December 31, 2016.
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
Valuation of Investments
We invest substantially all of our equity capital in the purchase of Master Fund common shares. We determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after December 31, 2017. The declared distribution rates per Common Share for the period after December 31, 2017 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share per Record Date
January 30	January 31	$0.15370
February 27	February 28	$0.15370
March 27	March 28	$0.15370
Related Party Agreements and Transactions
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) to pay for administrative services, and (iii) compensate the Dealer Manager, an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party transactions and expense reimbursement agreements.
Reimbursement of CCA and Guggenheim for Organization and Offering Expenses
Under the terms of the O&O Agreement, we agreed to reimburse CCA and Guggenheim for our organization and offering expenses solely in connection with the capital raise of our Public Offering (See Note 4. Related Party Agreements and Transactions).
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2017, 93.0% of the Master Fund's investments, or $345.7 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Net Increase
Basis Points (bps) Increase	per Share
+50 bps	$0.09
+100 bps	0.17
+150 bps	0.26
+200 bps	0.34

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund - I:

Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund - I as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017 and the period from July 31, 2015 (inception) through December 31, 2015, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and the period from July 31, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2018

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2015.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016
Assets
Investment in GCIF (4,759,871 shares purchased at a cost of $39,898,092 and 2,356,468 shares purchased at a cost of $19,315,500, respectively)	$40,572,548	$19,965,132
Cash	650,811	251,708
Receivable from related parties	—	138,773
Prepaid expenses and other assets	93,653	118,300
Total assets	$41,317,012	$20,473,913

Liabilities
Payable to related parties	$170,962	$17,136
Accrued professional services fees	44,562	42,461
Accrued offering expenses	—	35,968
Accounts payable, accrued expenses and other liabilities	37,330	13,898
Total liabilities	252,854	109,463
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$41,064,158	$20,364,450

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,599,031 and 790,926 Common Shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$1,599	$791
Paid-in-capital in excess of par value	40,572,536	19,830,285
Accumulated distributions in excess of net investment income	(184,433)	(116,258)
Accumulated net unrealized appreciation on investment	674,456	649,632
Total net assets	$41,064,158	$20,364,450
Net asset value per Common Share	$25.68	$25.75
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF OPERATIONS

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Investment Income
Dividends from investment in GCIF	$2,503,467	$338,958	$2,107
Total investment income	2,503,467	338,958	2,107

Operating Expenses (1)
Administrative services	15,000	15,000	6,391
Related party reimbursements	233,330	269,436	14,211
Trustees fees	3,000	3,000	3,000
Professional services fees	172,093	140,158	117,085
Offering expenses	352,025	31,180	—
Organization expenses	—	97,631	338
Other expenses	81,929	37,224	1,485
Total operating expenses	857,377	593,629	142,510
Reimbursement of expense support	252,732	—	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(648,813)	(705,241)	(141,317)
Net expenses	461,296	(111,612)	1,193
Net investment income	2,042,171	450,570	914

Realized and unrealized gain (loss):
Net realized gain from investment in GCIF	58,092	—	—
Long term gain distributions from GCIF	58,279	—	—
Net change in unrealized appreciation (depreciation) from investment	24,824	656,286	(6,654)
Net realized and unrealized gains (losses)	141,195	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$2,183,366	$1,106,856	$(5,740)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$1.48	$1.41	$0.58
Earnings (loss) per Common Share - basic and diluted	$1.58	$3.46	$(3.65)
Weighted average Common Shares outstanding - basic and diluted	1,377,715	319,795	1,572
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF CHANGES IN NET ASSETS

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Operations:
Net investment income	$2,042,171	$450,570	$914
Net realized gain from investment in GCIF	116,371	—	—
Net change in unrealized appreciation (depreciation) from investment	24,824	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	2,183,366	1,106,856	(5,740)
Shareholder distributions:
Distributions from net investment income	(2,042,171)	(450,570)	(914)
Distributions from net realized gain on investment	(116,371)	—	—
Distributions in excess of net investment income	(343,887)	(122,253)	(338)
Net decrease in net assets from shareholder distributions	(2,502,429)	(572,823)	(1,252)
Capital share transactions:
Issuance of Common Shares	21,061,453	19,377,915	125,000
Reinvestment of shareholders' distributions	1,453,455	334,279	215
Repurchase of Common Shares	(1,496,137)	—	—
Net increase in net assets resulting from capital share transactions	21,018,771	19,712,194	125,215
Total increase in net assets	20,699,708	20,246,227	118,223
Net assets at beginning of period	20,364,450	118,223	—
Net assets at end of period	$41,064,158	$20,364,450	$118,223

Capital share activity:
Common Shares outstanding at the beginning of the period	790,926	4,842	—
Common Shares issued from subscriptions	809,688	772,924	4,818
Common Shares issued from reinvestment of distributions	56,149	13,160	24
Common Shares repurchased	(57,732)	—	—
Common Shares outstanding at the end of the period	1,599,031	790,926	4,842
Distributions in excess of net investment income at end of period	$(184,433)	$(116,258)	$(338)
Distributions per Common Share	$1.82	$1.83	$0.41
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
STATEMENTS OF CASH FLOWS

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$2,183,366	$1,106,856	$(5,740)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investment in GCIF	(21,259,800)	(19,190,500)	(125,000)
Sale of investment in GCIF through GCIF's share repurchase program	735,300	—	—
Net realized gain from investment in GCIF	(58,092)	—	—
Net change in unrealized (appreciation) depreciation from investment	(24,824)	(656,286)	6,654
(Increase) decrease in operating assets:
Receivable from related parties	138,773	(132,751)	(6,022)
Interest and dividend income receivable	—	2,107	(2,107)
Prepaid expenses and other assets	24,647	(118,300)	—
Increase (decrease) in operating liabilities:
Payable to related parties	153,826	17,136	—
Accrued professional services fees	2,101	(4,189)	46,650
Accrued offering expenses	(35,968)	35,968	—
Accounts payable, accrued expenses, and other liabilities	23,432	11,055	2,843
Net cash used in operating activities	(18,117,239)	(18,928,904)	(82,722)

Financing activities
Issuance of Common Shares	$21,061,453	$19,377,915	$125,000
Distributions paid	(1,048,974)	(238,544)	(1,037)
Repurchase of Common Shares	(1,496,137)	—	—
Net cash provided by financing activities	18,516,342	19,139,371	123,963

Net increase in cash	399,103	210,467	41,241
Cash, beginning of period	251,708	41,241	—
Cash, end of period	$650,811	$251,708	$41,241
Supplemental information:
Distributions reinvested	$1,453,455	$334,279	$215
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND - I
NOTES TO FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund - I, formerly known as Carey Credit Income Fund - I (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017.
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company suspended its Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Public Offering's dealer manager.
As of December 31, 2017, the Company owned 16.33% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements

Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are recognized as dividend income in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification to realized gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company's share repurchase transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company's statements of operations over a 12-month period.
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
The Company is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31st of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Company paid no federal income tax. The Company may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	December 31, 2017	4,759,871	4,071,033	$39,898,092	$40,572,548	98.8%
Guggenheim Credit Income Fund	December 31, 2016	2,356,468	954,843	$19,315,500	$19,965,132	98.0%
______________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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
Note 4. Related Party Agreements and Transactions
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf. and (iii) compensate the Dealer Manager, an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of the Company's Shares.
The memberships of the Company's Board of Trustees (the "Company's Board" or the "Board") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund. Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim.
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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees, or (ii) by Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board and the Master Fund's independent trustees.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as subsequently amended and restated (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calender days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
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

Notes to Financial Statements

to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
On September 5, 2017, the Company entered into an amended and restated organization and offering expense reimbursement agreement (the "O&O Agreement") with Guggenheim and CCA, for a limited purpose, in substantially the same form as the Prior O&O Agreement. Under the O&O Agreement, CCA relinquished its rights to any and all future reimbursement of any remaining unreimbursed organization and offering costs.
As of December 31, 2017, Guggenheim had incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse Guggenheim for these expenses solely in connection with the capital raise activity of the Company's Public Offering. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with CCA and Guggenheim on July 31, 2015, as amended, (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement or the Prior Expense Support Agreement if (and only to the extent that), during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such reimbursement payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense payment from the Advisor was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, performance-based incentive fees, organization and offering expenses, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company or Guggenheim may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate (i) if the Master Fund terminates the Investment Advisory Agreement with Guggenheim, (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company.
The specific amount of Guggenheim's expense payment obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by Guggenheim, it is required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of the Expense Support Agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that Guggenheim will reimburse any portion of the Company's expenses in future months.

Notes to Financial Statements

The table below presents a summary of all monthly expenses supported by CCA and Guggenheim, the waived amounts in connection with CCA's termination of its rights to reimbursement of its expense support payments, and the associated dates through which such expense payments are eligible for reimbursement by the Company:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$3,412	$—	$(3,412)	$—	NM	NM	NA	July 31, 2018
August 2015	34,437	—	(34,437)	—	NM	NM	$0.96080	August 31, 2018
September 2015	35,102	(17,551)	—	17,551	NM	NM	$1.92161	September 30, 2018
October 2015	29,802	(14,901)	—	14,901	249.22%	1.75%	$1.92161	October 31, 2018
November 2015	33,096	(16,548)	—	16,548	44.90%	1.75%	$1.92161	November 30, 2018
December 2015	5,468	(2,734)	—	2,734	5.58%	1.75%	$1.92161	December 31, 2018
January 2016	28,793	(14,397)	—	14,396	23.94%	1.75%	$1.92161	January 31, 2019
February 2016	27,113	(13,557)	—	13,556	22.70%	1.75%	$1.92161	February 28, 2019
March 2016	70,036	(10,431)	(59,605)	—	9.67%	1.75%	$1.80180	March 31, 2019
April 2016	51,100	(25,550)	(25,550)	—	1.90%	1.75%	$1.81792	April 30, 2019
May 2016	69,599	(34,800)	(34,799)	—	1.01%	1.75%	$1.81792	May 31, 2019
June 2016	73,382	(36,691)	(36,691)	—	0.55%	1.75%	$1.81792	June 30, 2019
July 2016	90,050	(45,025)	(45,025)	—	0.48%	1.75%	$1.81792	July 31, 2019
August 2016	49,443	(24,722)	(24,721)	—	0.40%	1.75%	$1.81792	August 31, 2019
October 2016	114,400	(57,200)	(57,200)	—	0.24%	1.75%	$1.81792	October 31, 2019
November 2016	146,955	(73,478)	(18,316)	55,161	0.21%	1.75%	$1.81792	November 30, 2019
December 2016	71,395	(35,698)	—	35,697	0.13%	1.75%	$1.81792	December 31, 2019
January 2017	118,626	(59,313)	—	59,313	0.24%	1.75%	$1.81792	January 31, 2020
February 2017	82,700	(41,350)	—	41,350	0.19%	1.75%	$1.81792	February 29, 2020
March 2017	109,908	(54,954)	—	54,954	0.19%	1.75%	$1.81792	March 31, 2020
April 2017	60,900	(30,450)	—	30,450	0.14%	1.75%	$1.81792	April 30, 2020
May 2017	90,669	(45,335)	—	45,334	0.13%	1.75%	$1.81792	May 31, 2020
June 2017	109,012	(54,506)	—	54,506	0.19%	1.75%	$1.81792	June 30, 2020
August 2017	57,161	(28,581)	—	28,580	0.11%	1.75%	$1.81792	August 31, 2020
September 2017	3,055	—	—	3,055	0.05%	1.70%	$1.81792	September 30, 2020
November 2017	16,782	—	—	16,782	0.08%	1.55%	$1.84440	November 30, 2020
Total	$1,582,396	$(737,772)	$(339,756)	$504,868
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any. "NA" means not applicable since no shares were outstanding and therefore no distributions were declared by the Company's Board.

Notes to Financial Statements

Summary of Related Party Transactions for the Years Ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

				Period from
				July 31, 2015
		Year Ended	Year Ended	(inception) to
Related Party	Source Agreement & Description	December 31, 2017	December 31, 2016	December 31, 2015
CCA	Prior Administrative Services Agreement - expense reimbursement	$193,429	$269,436	$14,211
Guggenheim	Administrative Services Agreement - expense reimbursement	$39,901	$—	$—
CCA & Guggenheim	O&O Agreements - organization expenses reimbursements	$—	$97,631	$338
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	$327,379	$149,480	$—
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	$(632,031)	$(705,241)	$(141,317)
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$16,782	$—	$—
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	$477,277	$389,995	$—
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
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
For the year ended December 31, 2017, the public offering price of the Company's Common Shares ranged from a low of $26.60 per Common Share to a high of $26.90 per Common Share. For the year ended December 31, 2016, the public offering price of the Company's Common Shares ranged from a low of $25.00 per Common Share to a high of $26.60 per Common Share, restated for the reverse stock split prior to February 26, 2016. From July 31, 2015 (inception) through December 31, 2015 the public offering price was stable at $25.40 per Common Share, restated for the reverse stock split.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering and reinvestment of distributions for (i) the year ended December 31, 2017 and (ii) the period commencing on July 31, 2015 (inception) and ending December 31, 2017, including the event that the Public Offering was suspended on August 23, 2017:

Notes to Financial Statements

			July 31, 2015 (inception)
	Year Ended December 31, 2017		through December 31, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	809,688	$21,538,730	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	(477,277)	—	(867,272)
Net proceeds to the Company from Public Offering	809,688	21,061,453	1,587,430	40,564,368
Reinvestment of distributions	56,149	1,453,455	69,333	1,787,949
Net proceeds from all issuance of Common Shares	865,837	22,514,908	1,656,763	42,352,317
Average net proceeds per Common Share	$26.00		$25.56
For the year ended December 31, 2017, the difference between (i) the net proceeds to the Company from the sale of Common Shares in the Public Offering and the issuance of DRP shares at net offering price, and (ii) the net asset value prior to sale of Common Shares was approximately $0.1 million.
Repurchase of Common Shares
The following table is a summary of the share repurchase programs completed during the year ended December 31, 2017 (in thousands except share and per share amount):

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share (1)
2017:
March 3, 2017	7,995	—	$—	—%	NA
June 19, 2017	13,815	10,776	$279,647	78.0%	$25.95
September 20, 2017 (2)	21,105	39,579	$1,025,874	187.5%	$25.92
December 20, 2017	28,529	7,377	$190,616	25.9%	$25.84
Total	71,444	57,732	$1,496,137	80.8%

2016:
September 9, 2016	1,602	—	$—	—%	NA
December 19, 2016	4,038	—	$—	—%	NA
Total	5,640	—	$—	—%
_______________________

(1)	The price paid per share exceeded the net asset value per share on each repurchase date.

(2)
The Company filed a tender offer to purchase up to 21,105 Shares on August 16, 2017. After the termination of the Company's purchase offer on September 20, 2017, the Company's Board of Trustees approved the purchase of all Shares that were validly tendered.

Note 6. Distributions
Declared distributions are paid monthly. Total distributions paid and the sources of distributions on a GAAP basis for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) through December 31, 2015 are presented in the table below (in thousands, except per share amounts):

Notes to Financial Statements

	Year Ended December 31,						Period From July 31, 2015 (inception) through December 31,
	2017			2016			2015
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$1.82	$2,502,429	100.0%	$1.83	$572,823	100.0%	$0.41	$1,252	100.0%
Distributions from net investment income	1.49	2,042,171	81.6%	1.44	450,570	78.7%	0.30	914	73.0%
Distributions from net realized gains	0.08	116,371	4.7%	—	—	—%	—	—	—%
Distributions in excess of net investment income	0.25	343,887	13.7%	0.39	122,253	21.3%	0.11	338	27.0%
Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
As of December 31, 2017, Guggenheim had incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, as described in Note 4. Related Party Agreements and Transactions, the Company is obligated to reimburse Guggenheim for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering. Any such reimbursement will not exceed actual expenses incurred by Guggenheim and its affiliates. Guggenheim will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per Common Share) for the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$2,183,366	$1,106,856	$(5,740)
Weighted average Common Shares outstanding - basic and diluted	1,377,715	319,795	1,572
Earnings (loss) per Common Share - basic and diluted (1)	$1.58	$3.46	$(3.65)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent in all periods because there were no Common Share equivalents.

Notes to Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2017, December 31, 2016 and for the period from July 31, 2015 (inception) to December 31, 2015:

			Period from
			July 31, 2015
	Year Ended	Year Ended	(inception) to
	December 31, 2017	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.75	$24.42	$—
Net investment income (1)	1.48	1.41	0.30
Net realized gain from investment	0.08	—	—
Net unrealized gains (losses) (2)	0.15	1.58	(1.71)
Net increase (decrease) resulting from operations	1.71	2.99	(1.41)
Distributions to common shareholders
Distributions from net investment income (3)	(1.49)	(1.44)	(0.30)
Distributions from realized gains on investment(3)	(0.08)	—	—
Distributions in excess of net investment income (3)	(0.25)	(0.39)	(0.11)
Net decrease resulting from distributions	(1.82)	(1.83)	(0.41)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	0.06	0.17	0.38
Repurchase of Common Shares	(0.02)	—	—
Issuance of Common Shares, net of sales load	—	—	9.00
Reverse Share Split	—	—	16.86
Net increase in net assets resulting from capital share transactions	0.04	0.17	26.24
Net asset value, end of period	$25.68	$25.75	$24.42

INVESTMENT RETURNS
Total investment return-net price (5)	6.77%	12.45%	(4.09)%
Total investment return-net asset value (6)	7.00%	13.47%	(4.09)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,064,158	$20,364,450	$118,223
Average net assets (7)	$35,169,512	$8,212,755	$44,009
Common Shares outstanding, end of period	1,599,031	790,926	4,842
Weighted average Common Shares outstanding	1,377,715	319,795	1,572
Ratios-to-average net assets: (7) (8)
Total expenses	2.44%	7.23%	323.82%
Effect of expense reimbursement from Advisors	(1.13)%	(8.59)%	(321.11)%
Net expenses	1.31%	(1.36)%	2.71%
Net investment income	5.81%	5.49%	2.08%
_____________________

(1)
In 2017 and 2016 the per Common Share data was derived by using the weighted average Common Shares outstanding during the period. In 2015 net investment income per Common Share was calculated by adding (deducting) the increase (decrease) per share in undistributed net investment income for the period to (from) dividends from net investment income per share for the period. The increase (decrease) per share of undistributed net investment income was derived by comparing the per share figures obtained by dividing undistributed net investment income at the beginning and end of the period by the number of shares outstanding at those dates.

Notes to Financial Statements

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

Notes to Financial Statements

Note 10. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax basis differences result in reclassifications to (i) paid-in capital in excess of par value and (ii) distributions in excess of net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
The Company's first RIC tax year began October 1, 2015. There were no book and tax basis differences for the period prior to October 1, 2015. As of December 31, 2017 and December 31, 2016, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2017 (1)	2016
Paid in capital in excess of par value	$(275,712)	$(6,333)
Distributions in excess of net investment income	275,712	6,333
Total	$—	$—
______________________

(1)	The adjustment in 2017 is primarily composed of offering expenses that are not tax deductible.
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2017 and September 30, 2016:

	Tax Year Ended September 30, 2017	Tax Year Ended September 30, 2016
Net increase in net assets resulting from operations	$2,288,732	$506,070
Net change in unrealized depreciation	(487,064)	(332,180)
Offering expense	275,712	6,333
Other book-tax differences	(14,902)	98,327
Total taxable income available for distributions	$2,062,478	$278,550
For the tax years ended September 30, 2017 and September 30, 2016, the Company had taxable income equal to the distributions paid from taxable income during each respective year. The Company does not expect to incur a U.S. federal excise tax for the calendar years ending December 31, 2017 and December 31, 2016. The tax character of shareholder distributions attributable to the tax years ended September 30, 2017 and September 30, 2016 was as follows:

Paid Distributions attributable to:	2017	2016
Ordinary income	$2,004,387	$278,550
Long-term capital gains	58,092	—
Total	$2,062,479	$278,550
Paid distributions as a percentage of taxable income available for distributions	100.00%	100%
As of September 30, 2017 and September 30, 2016, the components of tax basis accumulated earnings were as follows:

	2017	2016
Undistributed ordinary income, net	$—	$—
Undistributed capital gains	—	—
Unrealized gain (loss)	819,244	332,180
Other temporary adjustments	(83,426)	—
Total accumulated earnings (loss), net	$735,818	$332,180

Notes to Financial Statements

Note 11. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2017 and December 31, 2016  is presented below:

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$968,187	$757,400	$504,321	$273,559
Net investment income	576,189	569,080	516,766	380,136
Net realized gain from investment in GCIF	—	58,092	—	—
Long term gain distributions from GCIF	58,279	—	—	—
Net change in unrealized appreciation (depreciation) from investment	(144,788)	(21,676)	(31,870)	223,158
Net increase in net assets resulting from operations	489,680	605,496	484,896	603,294
Net assets	41,064,158	41,064,037	41,431,974	30,025,299
Total investment income per Common Share outstanding - basic and diluted	0.61	0.47	0.38	0.29
Net investment income per Common Share outstanding - basic and diluted	0.36	0.35	0.39	0.40
Earnings per Common Share - basic and diluted	0.31	0.37	0.36	0.63
Net asset value per Common Share at end of quarter	25.68	25.84	25.92	25.95

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$64,096	$268,445	$—	$6,417
Net investment income (loss)	277,594	168,019	16,491	(11,534)
Net change in unrealized appreciation (depreciation) from investment	317,452	249,392	89,855	(413)
Net increase (decrease) in net assets resulting from operations	595,046	417,411	106,346	(11,947)
Net assets	20,364,450	13,793,999	7,757,351	1,372,231
Total investment income per Common Share outstanding - basic and diluted	0.10	0.61	—	0.48
Net investment income (loss) per Common Share outstanding - basic and diluted	0.42	0.38	0.10	(0.86)
Earnings (loss) per Common Share - basic and diluted	0.91	0.96	0.64	(0.89)
Net asset value per Common Share at end of quarter	25.75	25.25	24.60	23.95
Note 12. Subsequent Events
On March 8, 2018, the board of the Company approved a resolution to file a registration statement with the SEC for the offering of its common shares.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2017 at a reasonable level of assurance.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2017, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information.
On March 8, 2018, Paul S. Saint-Pierre resigned, effective as of March 31, 2018, from his positions as Chief Financial Officer, Secretary, and Treasurer of the Company. Mr. Saint-Pierre’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, Dina DiLorenzo resigned, effective as of March 31, 2018, from her position as Senior Vice President. Ms. DiLorenzo’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, Robert F. Amweg resigned, effective as of March 31, 2018, from his position as Chief Compliance Officer of the Company. Mr. Amweg’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, the Board of Trustees appointed Brian S. Williams as Chief Financial Officer and Treasurer of the Company effective as of April 1, 2018. Mr. Williams, age 35, serves as Director of Guggenheim Investments and has been with Guggenheim Investments since 2017.
Mr. Williams is a Director for Guggenheim Investments and is responsible for the oversight of finance, accounting and fund administration for the business development companies. He joined Guggenheim in September 2017. Prior to September 2017, Mr. Williams served as First Vice President and BDC Chief Accounting Officer for W. P. Carey Inc., where he was responsible for accounting, finance and financial reporting for business development companies. Mr. Williams previously served as Vice President at W. P. Carey Inc., overseeing controllership functions for several real estate investment trusts with a focus on accounting for real estate transactions, lease accounting and purchase price allocations. Mr. Williams holds a BS in Accountancy from Villanova University and an MBA from the New York University Stern School of Business. He has earned the right to use the Chartered Financial Analyst® designation and is a member of the CFA Institute.
On March 8, 2018, the Board of Trustees appointed Joanna M. Catalucci as Chief Compliance Officer and Anti-Money Laundering Officer of the Company effective as of April 1, 2018. Ms. Catalucci, age 51, serves as Senior Managing Director of Guggenheim Investments and has been with Guggenheim Investments since 2012.
Ms. Catalucci is a Senior Managing Director with compliance for Guggenheim Investments. In this role, she leads the strategic direction of the comprehensive compliance program for the registered mutual funds focusing on the compliance requirements of the investment advisors, products and distribution specific to the Intermediary business. Before joining Guggenheim, Ms. Catalucci served as senior vice president and chief compliance officer of Rydex|SGI for 12 years. In this role, Ms. Catalucci oversaw the compliance programs for Rydex|SGI’s investment advisor, mutual funds and ETFs. Before joining Rydex|SGI in 2000, Ms. Catalucci served as vice president of fund administration for Chase Global Fund Services Co., where she was responsible for compliance for the Morgan Stanley Dean Witter group of funds. Before that, she served as an audit supervisor at PriceWaterhouseCoopers, LLP. Ms. Catalucci holds a B.S. degree in accounting from Merrimack College in Andover, MA.
On March 8, 2018, the Board of Trustees appointed Brian E. Binder as Senior Vice President of the Company effective as of April 1, 2018. Mr. Binder, age 46, serves as Senior Managing Director and Chief Administrative Officer of Guggenheim Investments and has been with Guggenheim Investments since 2018.
Mr. Binder oversees global administrative functions for Guggenheim Investments and is responsible for board governance and product line oversight as relates to all registered investment funds. Mr. Binder has over 24 years of experience in the asset management industry. Prior to joining Guggenheim in 2018, Mr. Binder was Managing Director, President of the Deutsche Funds and Head of US Product, Trading and Fund Administration at Deutsche Asset Management. Previously, Mr. Binder was Head of Business Management and Consulting at Invesco, Ltd. where he served as Chairman of the US Executive Management Committee. Prior to that, he held several senior roles at Morgan Stanley Investment Management, including Chief Administrative Officer of Van Kampen Investments and Chief Administrative Officer of Americas Distribution for Morgan Stanley Investment Management. Mr. Binder received his B.S. from Eastern Illinois University.
On March 8, 2018, the Board of Trustees appointed Amy J. Lee as Secretary of the Company effective as of April 1, 2018. Ms. Lee, age 56, serves as Senior Managing Director of Guggenheim Partners, LLC and has been with Guggenheim Partners, LLC since 2012.
Ms. Lee is responsible for legal services provided to Guggenheim's retail asset management business, which includes the Funds. She also serves as a member of the Board of Trustees and the Chief Legal Officer for certain funds in Guggenheim’s fund complex. Prior to joining Guggenheim, she served as Associate General Counsel, Vice President and Assistant Secretary of Security Benefit Corporation ("Security Benefit") from January 1987 to 2012. Ms. Lee was responsible for legal services provided to Security Benefit's asset management line of business, including legal services provided to its investment adviser and broker-dealer affiliates. Ms. Lee received a B.A. from the University of Kansas and a J.D. from the University of Kansas School of Law. She holds FINRA Series 7 and 24 licenses.

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
The responsibilities of the Board of Trustees include the oversight of our corporate governance activities.
The Board of Trustees currently has an Independent Trustees Committee, an Audit Committee, and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a compensation committee because the executive officers of the Company do not receive any compensation from the Company. The Master Fund's Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and its decisions on Independent Trustee compensation are based on, among other things, a review of director and trustee compensation data for comparable BDCs.
Biographies of Interested Trustees
Matthew S. Bloom serves as Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group. He is a member of the Investment Committee overseeing Guggenheim's corporate credit investing activities, and has been with Guggenheim Partners since 2006. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the consumer, financial, food, gaming, industrials, retail, services, and transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers and Acquisitions and Banking and Institutional Investing groups. Mr. Bloom received his BS from the University of Florida and his JD from Columbia University School of Law.
Mr. Bloom was selected as one of our two Interested Trustees because of his extensive knowledge of corporate credit investing activities and the Company's business and operations. Additional, his experience as Head of Research and an Investment Committee Member at Guggenheim Partners is particularly relevant to his trusteeship, and which we believe provides us with exceptional experience and leadership.
Kevin H. Gundersen serves as Senior Managing Director and portfolio manager in Guggenheim's Corporate Credit Group. He is a member of the Investment Committee overseeing Guggenheim's corporate credit investing activities, and has been with Guggenheim Partners since 2002. He has over a decade of experience in the high yield and leverage loan asset class. During his career at the firm, Mr. Gundersen has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing across the capital structure in the media, telecommunications and technology sectors. In addition, Mr. Gundersen has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Gundersen worked at GeoTrust, a technology company focused on eCommerce security solutions. Mr. Gundersen received his A.B. from Harvard University. He earned the right to use the Chartered Financial Analyst® designation and is a member of the CFA Institute.
Mr. Gunderson was selected as one of our two Interested Trustees because of his extensive and broad based experience in corporate credit, including his roles as Portfolio Manager and Investment Committee Member at Guggenheim Partners. Equally significant is his industry-specific knowledge and leadership experience at Guggenheim Partners, which we believe are key qualifications for providing tactical and strategic advice and leadership to us.
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
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. He is the President and Founder of R Group AG ("R Group"), which he founded in 2012. R Group is a financial advisory firm based in Switzerland that serves high net worth individuals. R Group focuses on the due diligence, structuring, and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. From 2004 to 2009,, Mr. Rosenblatt was a Vice President at Guggenheim Partners, an asset management firm in New York. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt, and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
Mr. Rosenblatt was selected as one of our three Independent Trustees because of his knowledge of portfolio management across multiple asset classes and as a director for private companies.
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. Since 2017 Mr. Roth is the Managing Partner of Rothpoint Group llc, a financial services consulting firm. From 2012 to 2018, Mr. Roth was the Managing Partner of JP Charter Oak Advisors llc, an investment and advisory firm that was focused on financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
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
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund's, Guggenheim Credit Income Fund 2016 T's and Guggenheim Credit Income Fund 2018 T's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2017, the master fund/feeder fund complex consisted of the Master Fund, Guggenheim Credit Income Fund 2016 T, the Company and Guggenheim Credit Income Fund 2018 T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 40	Chief Executive Officer, President, and Chairman of the Board of Trustees	Appointed Trustee August 2017; appointed CEO, President, and Chairman of the Board September 2017	Senior Managing Director and Head of Research, Guggenheim Partners, 01/2006-present.	GCIF Master/Feeder Complex
Kevin H. Gunderson, 40	Interested Trustee	Appointed September 2017	Senior Managing Director & Portfolio Manager, Guggenheim Partners, 05/2002-present.	GCIF Master/Feeder Complex
Independent Trustees
Marc S. Goodman, 69	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Director, Conyers Consulting Group, 04/2014-present; Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, 1983-03/2014.	GCIF Master/Feeder Complex; Director, Duet Commodities Fund Limited, 07/2014-present; Director, Electrum Special Acquisition Corporation, 04/2015-present.
Eric Rosenblatt, 35	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed February 2015	President/Founder and Director, R Group AG, 03/2012-present.	GCIF Master/Feeder Complex; Director, R Capital GmbH, 11/2015-present; Director, Zeotap GmbH, 07/2015-present; Director, R Group AG, 03/2012-present.
Peter E. Roth, 59	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Partner, Rothpoint Group llc, 10/2017-present; Managing Partner, JP Charter Oak Advisors llc, 01/2012-04/2018; Chief Executive Officer, KBW Asset Management, Inc., 2006-01/2012.	GCIF Master/Feeder Complex; Board Member, St. Mary’s Healthcare System for Children, 09/2010-present.
______________

(1)	Guggenheim Partners is an affiliate of the Company.

(2)	Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The seven executive officers identified below also serve as executive officers of the Master Fund, Guggenheim Credit Income Fund 2018 T, and Guggenheim Credit Income Fund 2016 T in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Matthew S. Bloom, 40	Chief Executive Officer, President, and Chairman of the Board of Trustees	Appointed Trustee August 2017; appointed CEO, President, and Chairman of the Board September 2017	Senior Managing Director and Head of Research, Guggenheim Partners, 01/2006-present.	GCIF Master/Feeder Complex
Paul S. Saint-Pierre, 64	Chief Financial Officer, Secretary, and Treasurer	December 2014 - March 2018 (2)
Manager, PSP Advisors LLC, consultancy to the financial services industry, 09/2017- present; Senior Vice President, W. P. Carey Inc., 12/2014-9/2017; Senior Vice President, Secretary, and Chief Financial Officer, Carey Credit Advisors, LLC, 12/2014-09/2017; Chief Financial Officer, Corporate Capital Trust, Inc., 06/2010-11/2014; Senior Vice President and Group Chief Financial Officer, CNL Financial Group, LLC, 2011-11/2014; Senior Vice President and Chief Financial Officer, CNL Fund Advisors Company, 01/2007-11/2014.
None
Richard Cheung, 38	Senior Vice President	Appointed September 2017	Managing Director, Head of Private Fund Accounting, Guggenheim Partners, 05/2008-present	None
Kevin M. Robinson, 58	Senior Vice President	Appointed September 2017	General Counsel, Guggenheim Investments, 01/2016-present; Senior Managing Director, Guggenheim Partners, LLC, 2007-present.	None
John V. Palmer, 33	Vice President	Appointed January 2015
Director, Guggenheim Partners Investment Management, LLC 09/2017-present; First Vice President, W. P. Carey Inc., 05/2014-present; First Vice President, Carey Credit Advisors, LLC, 12/2014-present; Director of Fund Management, CNL Financial Group, LLC, 05/2009-05/2014.
None
Dina DiLorenzo, 46	Senior Vice President	September 2017 - March 2018 (2)
Chief Operating Officer, Guggenheim Investments, 08/2015-present; Managing Executive and Head of Broker Dealer, Guggenheim Investor Services, LLC, 03/2008-present; Senior Managing Director, Guggenheim Partners, LLC, 03/2005-present; Global Head of Advisory and Chief Operating Officer, Guggenheim Investment Advisors, LLC, 03/2005-present.
None

Name and Age of Officer	Position(s) Held with Company	Term of Office - Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Robert F. Amweg, 64	Chief Compliance Officer	February 2015 - March 2018 (2)
Compliance Director, Vigilant Compliance, LLC, 08/2013-present; Consultant to financial service industry, 09/2012-12/2014; Chief Financial Officer and Chief Accounting Officer, Turner Investments, LP, 02/2007-08/2012.
None
______________

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc., and CCA, are affiliates of the Company for all or a portion of 2017.

(2)
These persons have resigned as officers of the Master Fund and affiliated Feeders Funds with an effective date of March 31, 2018. See Item 9B. Other Information regarding officer resignations and appointments that occurred on March 8, 2018.

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
Code of Ethics
The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.guggenheiminvestments.com/bdc/corporate-governance.
Corporate Governance
Board of Trustees Leadership Structure
Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our Advisor, administrator, and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our Bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. Bloom serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with Guggenheim. We believe that it is in the best interests of our shareholders for Mr. Bloom to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business.Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.
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
Board of Trustees’ Role in Risk Oversight
Our Board of Trustees oversees our business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our Board of Trustees implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, our Board of Trustees and its committees receive reports on our Advisor's activities, including reports regarding our investment portfolio and financial accounting and reporting. Our Board of Trustees also receives a quarterly report from our Chief Compliance Officer, who reports on our compliance with federal and state securities laws and our internal compliance policies and procedures, as well as those of our Advisor, Dealer Manager, administrator, and transfer agent. The Audit Committee’s meetings with our independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, our Board of Trustees meets periodically with our Advisor to receive reports regarding our operations, including reports on certain investment and operational risks, and our Independent Trustees are encouraged to communicate directly with senior members of our management.
Our Board of Trustees believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified, or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of us, our Advisor, the administrator, and our other service providers.
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
Independent Trustees Committee.    Our Independent Trustees Committee consists of all of our Independent Trustees. Mr. Rosenblatt currently serves as Chairman of the Independent Trustees Committee. The Independent Trustees Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisor. The Independent Trustees Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement and the Administrative Services Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.
Audit Committee.    Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.guggenheiminvestments.com/bdc/corporate-governance. The Audit Committee is responsible for selecting, engaging, and discharging our independent accountants; reviewing the plans, scope, and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants; and reviewing the adequacy of our internal controls over financial reporting.
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
As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Company under an Administrative Services Agreement. Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. None of our officers receive direct compensation from us. Our Chief Compliance Officer is compensated indirectly by us through a contractual compliance services agreement with Vigilant Compliance, LLC. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Company's executive officers.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2017, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $500 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending the in-person meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. Each Independent Trustee also earned a monthly retainer of $7,500 as a member of the Special Committee that oversaw the advisor replacement and transition process. In addition the Special Committee chairman earned a monthly retainer of $1,500 for chairman leadership duties. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ending December 31, 2017; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2017
Independent Trustee Names	Fees earned or paid in cash	Total
Marc S. Goodman	$167,839	$167,839
Eric Rosenblatt	166,839	166,839
Peter E. Roth	183,306	183,306
	$517,984	$517,984
In fiscal year 2018, the compensation schedule for each Independent Trustee consists of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee.

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

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
Daniel Cane, Boca Raton, FL	89,643	5.6%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Paul S. Saint-Pierre, Chief Financial Officer and Secretary	1,237	0.1%
Kevin M. Robinson, Senior Vice President	—	—%
Dina DiLorenzo, Senior Vice President	—	—%
Richard Cheung, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	1,125	0.1%
Robert F. Amweg, Chief Compliance Officer	—	—%
All Trustees and executive officers as a group (11 persons):	2,362	0.2%
_____________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 1,610,323 Common Shares issued and outstanding as of March 5, 2018.

(3)	Matthew S. Bloom is also the Chief Executive Officer and President of the registrant.
Item 13. Certain Relationships and Related Transactions and Trustee Independence.
Potential Conflicts of Interest
The members, directors, officers and other personnel of Guggenheim allocate their time between advising us and managing other investment and business affairs in an appropriate manner. However, Guggenheim will continue to devote the time, resources and other services necessary to managing its other investment and business activities and Guggenheim is not precluded from conducting activities unrelated to our business affairs. As a result of these business activities, Guggenheim may have conflicts of interest in allocating management time, services and functions among us and other business ventures or clients.
We may compete with other advisory clients or affiliates of Guggenheim for investments, subjecting Guggenheim and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities or making acquisitions on our behalf.

Guggenheim and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though their investment objectives may be similar to ours. As a result, Guggenheim may at certain times be simultaneously seeking to purchase or dispose of investments for the Master Fund and for other clients for which they serve as advisor.
To the extent not restricted by confidentiality requirements or applicable law, Guggenheim may apply experience and information gained in providing services to our portfolio companies in providing services to competing companies invested in by our affiliates’ other clients.
As a BDC, the Master Fund is limited in its ability to invest in any portfolio company in which an affiliate’s other client has an investment. The Master Fund is also limited in its ability to co-invest in a portfolio company with Guggenheim or one or more of its affiliates. Some of these co-investments are only permitted pursuant to reliance on previous no-action letters or an exemptive order from the SEC.
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief the Master Fund received from the SEC, the Master Fund and other clients for which Guggenheim provides investment management services or carries on investment activities may make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by the Master Fund and such other clients, including in the case of financial distress of the investment entity.
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief the Master Fund received from the SEC, Guggenheim and its affiliates may receive capital structuring fees and loan administration fees in connection with our investments. Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and loan administration fees based on its pro rata portion of the co-investment transactions in which it participates.
Guggenheim and its affiliates may advise a broad range of investment funds, vehicles, and other accounts, including proprietary vehicles, that make investments worldwide. Guggenheim may also make investments for its own account.
By reason of the advisory, investment banking, and/or other activities of Guggenheim and its affiliates, Guggenheim may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. This may also happen if, for example, any members of the board of directors of a portfolio company are nominated or designated by Guggenheim or any of its affiliates. Guggenheim will not be free to divulge, or to act upon, any such confidential or material non-public information, and because of these restrictions, Guggenheim may not be able to initiate a transaction for the Master Fund that they otherwise might have initiated (including taking a new position or adding to an existing position). As a result, the Master Fund may be frozen in an investment position that it otherwise might have liquidated or closed out, or may not be able to acquire a position that it might otherwise have acquired.
Guggenheim and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships, or from engaging in other business activities, even though such activities may compete with us or may require substantial resources.
Guggenheim may have, or enter into, advisory relationships with other advisory clients that could lead to circumstances in which a conflict of interest between Guggenheim and its advisory clients could exist or develop. In addition, to the extent that another client of Guggenheim holds a different class of securities of the same issuer than the Master Fund, the interest of such client and the interest of the Master Fund may not be aligned. As a result of these conflicts and restrictions, Guggenheim may be unable to implement the investment strategies of the Master Fund as effectively as they could have in the absence of such conflicts or restrictions. In order to avoid these conflicts and restrictions, Guggenheim may choose to exit these investments prematurely and, as a result, we, through our investment in the Master Fund, would forgo any future positive return associated with such investments.
No rebates or give-ups may be received by Guggenheim or its affiliates, nor may Guggenheim participate in any reciprocal business arrangements that would circumvent the prohibition of rebates or give-ups.
Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services, and products provided by Guggenheim and its affiliates. Guggenheim and its affiliates may purchase, hold, and sell, both for its accounts or for the account of its clients, on a principal or agency basis, loans, securities, and other obligations and financial instruments and engage in private equity investment activities. Subject to applicable law, Guggenheim and its affiliates will not be restricted in their performance of any such services or in the types of debt or equity investments that they may make. In conducting the foregoing activities, Guggenheim and its affiliates will be acting for their own account or the account of their clients and, subject to applicable law, will have no obligation to act in the interest of the Company.
Transactions with Related Persons, Promoters and Certain Control Persons
Guggenheim may be deemed a promoter and control person of the Master Fund. From inception through September 10, 2017, the Master Fund was party to the Prior Investment Advisory Agreement and the Prior Administrative Services Agreement

with CCA. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Board of Trustees selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. The Master Fund is currently party to the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim. Guggenheim earns investment advisory fees, performance-based incentive fees, and is reimbursed for the costs of providing administrative services.
Under the terms of the Investment Advisory Agreement, Guggenheim is responsible for performing the following tasks:

•	determining the composition and allocation of the Master Fund's portfolio, the nature and timing of the changes to its portfolio, and the manner of implementing such strategies;

•	identifying, evaluating, negotiating, and structuring the investments made by the Master Fund;

•	performing due diligence on prospective portfolio companies;

•	executing, closing, servicing, and monitoring the investments made by the Master Fund;

•	arrangement of debt financing;

•	determining the securities and other assets that the Master Fund will purchase, retain, or sell; and

•	providing the Master Fund with such other investment advisory, research, and related services as the Master Fund may, from time to time, reasonably require for the investment of its capital.
Guggenheim is responsible for identifying, evaluating, negotiating, and structuring the Master Fund's investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.
During 2017 we incurred $2.2 million in investment advisory fees which were payable to Guggenheim. During 2017 and 2016, we incurred $5.2 million and $3.5 million, respectively, in investment advisory fees which were payable to CCA.
Guggenheim also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, investor relations, and other administrative services. Guggenheim also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, Guggenheim assists us in calculating our net asset value, oversees the preparation and filing of tax returns, the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.
For providing these services, facilities, and personnel, we reimburse Guggenheim for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) Guggenheim’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. Guggenheim is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations, and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth, and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to Guggenheim for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse Guggenheim for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of Guggenheim. During 2017 and 2016, $0.5 million and $0.4 million, respectively, was paid to CCA and Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by CCA and Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
Each of the Investment Advisory Agreement and the Administrative Services Agreement, unless earlier terminated as described below, will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods, if approved annually by (i) a majority of our Independent Trustees, (ii) our Board of Trustees or the holders of a majority of our outstanding voting securities in the case of the Investment Advisory Agreement, and (iii) our Board of Trustees in the case of the Administrative Services Agreement.
Each of the Investment Advisory Agreement and the Administrative Services Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, the Master Fund may terminate the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim upon 60 days’ written notice. The decision to terminate any agreement may be made by a majority of our Independent Trustees or the holders of a majority of our outstanding Shares.
Guggenheim will be permitted to voluntarily terminate the Investment Advisory Agreement and/or the Administrative Services Agreement, upon 120 days’ prior written notice.
Under the Investment Advisory Agreement, the Master Fund expects, to the extent permitted by applicable law and in the discretion of the Board of Trustees, to indemnify Guggenheim and certain of its affiliates.

Additionally, as a BDC, the Master Fund must offer managerial assistance to its EPCs. This managerial assistance may include monitoring the operations of the Master Fund's portfolio companies, participating in board and management meetings, consulting with and advising officers of the Master Fund's EPCs, and providing other organizational and financial guidance. Guggenheim makes available such managerial assistance, on the Master Fund' behalf, to its EPCs, whether or not they request this assistance. The Master Fund may receive fees for these services and will reimburse Guggenheim for their allocated costs in providing such assistance, subject to review and approval by its Board of Trustees.
Indebtedness to Related Party
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The Company repaid all outstanding balances under the Promissory Notes on December 17, 2015.
Policies and Procedures With Respect to Related Party Transactions
The Boards of the Company and the Master Fund (including all of the Independent Trustees) have approved policies and procedures for the oversight, review and approval of transactions involving the Company or the Master Fund and persons related to the Company or the Master Fund. For example, the Board of the Master Fund has approved procedures for the calculation of management and incentive fees payable to Guggenheim and for the reimbursement of organizational and offering expenses paid by Guggenheim. The Company has also adopted a Code of Ethics, prohibiting its Access Persons (as that term is defined under the 1940 Act) and other related parties from engaging in any business transaction or arrangement for personal profit that is not in the best interests of the Company or its shareholders in violation of the fiduciary duty owed to the Company and its shareholders.
Further, the Audit Committee is required by its charter to review with both the Company's management and its independent accountants all related-party transactions or dealings with parties related to the Company, and the Independent Trustees Committee reviews and approves the payment of reimbursements to the administrator for certain costs allocated to the Company pursuant to the Administrative Services Agreement.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2017 and December 31, 2016:

Fiscal Year	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)
2017	$90,000	$17,000	$7,250
2016	$90,500	$19,500	$7,200
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2017 and December 31, 2016.

	CCA	GCIF	GCIF 2016T	GCIF 2018T
Fiscal Year	Tax Fees (2)	Tax Fees (2)	Tax Fees (2)	Audit-Related and Tax Fees (1)(2)
2017	$6,200	$17,000	$7,250	$13,000
2016	$6,000	$16,475	$26,700	$18,000
______________________

(1)
Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the Independent Accountant in connection with its review of the named entity's registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the Independent Accountant for tax compliance services and the preparation of income tax returns.

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

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2017 and December 31, 2016 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statements.

a.	The following financial statements of the registrant are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.
The consolidated financial statements of Guggenheim Credit Income Fund (the Master Fund) are filed because they are not presented in the financial statements or notes in this Report in Part II. Item 8. Financial Statements and Supplementary Data.

c.	The following exhibits are filed or incorporated as part of this Report.

3.1
Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on May 12, 2017) *

10.2
Administrative Services Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.3
Second Amended and Restated Dealer Manager Agreement by and among Guggenheim Credit Income Fund 2016 T, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Guggenheim Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.6
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed as Post Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on August 3, 2015.)*

10.7
Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.4 filed with Registrant's Form 8-K (File No. 814-01091) on August 16, 2017.)

10.8
Form of Organization and Offering Expense Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Guggenheim Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.) *

10.9
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.10
Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 13, 2018.)

14.2
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.2 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 13, 2018.)

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

* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.
Item 16.     Form 10-K Summary.
None.

Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND - I

Date:	March 14, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2018	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer, President and Trustee	March 14, 2018
(Principal Executive Officer)

/s/ Paul S. Saint-Pierre
Paul S. Saint-Pierre	Chief Financial Officer	March 14, 2018
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 14, 2018

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 14, 2018

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 14, 2018

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 14, 2018

Notes to Consolidated Financial Statements

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Guggenheim Credit Income Fund and its subsidiary as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2018

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2015.

Notes to Consolidated Financial Statements

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $369,530 and $272,996, respectively)	$372,434	$275,084
Cash	1,294	6,593
Restricted cash	24,326	19,575
Interest and dividend income receivable	2,212	1,557
Principal receivable	114	2,521
Receivable from related parties	130	—
Prepaid expenses and other assets	177	102
Total assets	$400,687	$305,432

Liabilities
Credit facility payable, net of financing costs	$148,988	$124,505
Payable for investments purchased	—	1,093
Accrued investment advisory fee	596	489
Accrued performance-based incentive fee	1,334	536
Unrealized depreciation on foreign currency forward contracts	199	8
Payable to related parties	168	33
Accrued professional services fees	476	436
Accounts payable, accrued expenses and other liabilities	445	266
Total liabilities	152,206	127,366
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$248,481	$178,066

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,151,096 and 21,016,797 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$29	$21
Paid-in-capital in excess of par value	245,721	176,411
Accumulated distributions in excess of net investment income	(1,340)	(445)
Accumulated undistributed net realized gain	1,366	—
Net unrealized appreciation	2,705	2,079
Net assets	$248,481	$178,066
Net asset value per Common Share	$8.52	$8.47
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Investment Income
Interest income	$29,993	$12,120	$3,228
Dividend income	—	37	99
Fee income	916	251	28
Total investment income	30,909	12,408	3,355
Operating Expenses
Interest expense (related party)	—	—	188
Interest expense	6,535	3,354	70
Administrative services	194	121	66
Related party reimbursements	471	384	97
Investment advisory fee	7,396	3,473	1,274
Performance-based incentive fee	818	536	—
Custody services	85	77	27
Trustees fees	467	367	103
Professional services fees	976	1,065	576
Advisor transition costs	798	—	—
Other expenses	249	453	133
Total expenses before management fees waiver and reimbursement of advisor transition costs	17,989	9,830	2,534
Management fees waiver	(20)	—	(872)
Reimbursement of advisor transition costs	(798)	—	—
Total expenses	17,171	9,830	1,662
Net investment income	13,738	2,578	1,693
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	4,790	560	42
Foreign currency forward contracts	(1,327)	—	—
Foreign currency transactions	(119)	3	—
Net realized gains	3,344	563	42
Net change in unrealized appreciation (depreciation) on:
Investments	817	7,775	(5,688)
Foreign currency forward contracts	(191)	(8)	—
Net change in unrealized appreciation (depreciation)	626	7,767	(5,688)
Net realized and unrealized gains (losses)	$3,970	$8,330	$(5,646)
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.64	$0.88	$(0.71)
Weighted average Common Shares outstanding (basic and diluted)	27,524,615	12,370,464	5,571,531
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations:
Net investment income	$13,738	$2,578	$1,693
Net realized gains	3,344	563	42
Net change in unrealized appreciation (depreciation)	626	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	17,708	10,908	(3,953)
Shareholder distributions:
Distributions from net investment income	(13,738)	(2,593)	(1,693)
Distributions from realized gains	(1,978)	(595)	(10)
Distributions in excess of net investment income	(962)	(497)	—
Net decrease in net assets from shareholder distributions	(16,678)	(3,685)	(1,703)
Capital share transactions:
Issuance of Common Shares	70,676	124,139	2,360
Repurchase of Common Shares	(1,291)	—	—
Net increase in net assets resulting from capital share transactions	69,385	124,139	2,360
Total increase (decrease) in net assets	70,415	131,362	(3,296)
Net assets at beginning of year	178,066	46,704	50,000
Net assets at end of year	$248,481	$178,066	$46,704
Capital share activity:
Common Shares outstanding at the beginning of the year	21,016,797	5,840,060	5,555,556
Common Shares issued from subscriptions	8,285,299	15,176,737	284,504
Repurchase of Common Shares outstanding	(151,000)	—	—
Common Shares outstanding at the end of the year	29,151,096	21,016,797	5,840,060
Distributions per Common Share	$0.59	$0.24	$0.30
Undistributed (distributions in excess of) net investment income at end of year	(1,340)	(445)	15
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(288)	(37)	(98)
Amortization of premium/accretion on investments, net	(1,294)	(683)	(65)
Proceeds from sales of investments	56,581	44,048	17,771
Proceeds from paydowns on investments	92,021	35,769	678
Purchase of investments	(238,763)	(267,620)	(102,158)
Net realized gain on investments	(4,790)	(560)	(42)
Net change in unrealized (appreciation) depreciation on investments	(817)	(7,775)	5,688
Net change in unrealized depreciation on foreign currency forward contracts	191	8	—
Amortization of deferred financing costs	483	460	19
(Increase) decrease in operating assets:
Interest and dividend income receivable	(655)	(1,027)	(530)
Principal receivable	2,407	(2,498)	(23)
Receivable from related parties	(130)	—	—
Prepaid expenses and other assets	(75)	(12)	(22)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(1,093)	(3,137)	4,230
Accrued investment advisory fee	107	341	148
Accrued performance-based incentive fee	798	536	—
Payable to related parties	135	(2)	35
Accrued professional services fees	40	212	224
Accounts payable, accrued expenses and other liabilities	179	77	121
Net cash used in operating activities	(77,255)	(190,992)	(77,977)
Financing activities
Issuance of Common Shares	70,676	124,139	2,360
Repurchase of Common Shares	(1,291)	—	—
Promissory notes payable to related party borrowings	—	—	33,000
Promissory notes payable to related party repayment	—	—	(33,000)
Credit facility borrowings	24,000	87,000	39,000
Payment of financing costs	—	(219)	(1,755)
Distributions paid	(16,678)	(3,685)	(1,703)
Net cash provided by financing activities	76,707	207,235	37,902
Net increase (decrease) in restricted and unrestricted cash	(548)	16,243	(40,075)
Restricted and unrestricted cash, beginning of year	26,168	9,925	50,000
Restricted and unrestricted cash, end of year	$25,620	$26,168	$9,925
Reconciliation of restricted and unrestricted cash
Cash	1,294	6,593	3,380
Restricted cash	24,326	19,575	6,545
Total restricted and unrestricted cash	$25,620	$26,168	$9,925
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$5,928	$2,752	$188
Financing cost payable	$—	$—	$226
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		22	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		—	$231	$231	0.1%
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	—	$(189)	(0.1)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate denoted as "P". Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of December 31, 2017, LIBO rates ranged between 1.56% for 1-month LIBOR to 1.69% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2017.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2017 (see Note 8. Commitments and Contingencies).

(9)
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

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2017, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2017.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2017; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)
Investment was on non-accrual status as of December 31, 2017, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2017, debt investments on non-accrual status represented 0.9% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of December 31, 2017, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.5 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $4.0 million; the net unrealized appreciation was $2.5 million; the aggregate cost of securities for Federal income tax purposes was $369.5 million.

(20)	Interest rate is currently composed of 12.5% cash and 0% PIK. The portfolio company may elect PIK up to 1%.

(21)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%.

(22)	Interest rate is currently composed of 0% cash and 16% PIK. In year three, the PIK portion of the investment increases to 20%.
Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 154.3%
Aerospace & Defense
Advanced Integration Technology		Senior Secured Loans - First Lien	L+5.50%	6.50%	7/22/2021	7,980	$7,757	$8,020	4.5%

National Technical Systems, Inc.	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(8)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/11/2021	765	—	(19)	—%
							4,052	3,971	2.2%

StandardAero		Subordinated Debt	N/A	10.00%	7/15/2023	2,380	2,367	2,505	1.4%

Tronair Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/8/2023	3,960	3,922	3,940	2.2%
Tronair Inc.	(17)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	9/6/2024	4,000	3,864	3,864	2.2%
							7,786	7,804	4.4%
Total Aerospace & Defense							21,962	22,300	12.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+7.00%	8.00%	11/10/2023	12,000	11,580	11,760	6.7%
BBB Industries, Inc.	(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	11/3/2021	4,975	4,871	4,984	2.8%

Humanetics	(12)(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	400	(10)	(8)	—%
							8,370	8,433	4.7%

Mavis Tire Supply LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	11/2/2020	2,955	2,921	2,923	1.6%
Total Automotive							27,742	28,100	15.8%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+7.92%	8.92%	8/8/2021	4,680	4,504	4,507	2.5%
							7,580	7,584	4.2%

Integro Insurance Brokers		Senior Secured Loans - First Lien	L+5.75%	6.75%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)		Senior Secured Loans - First Lien	L+5.75%	6.50%	10/7/2022	150	145	149	0.1%
							2,819	2,892	1.6%
Total Banking, Finance, Insurance & Real Estate							10,399	10,476	5.8%
Beverage, Food & Tobacco
Blue Harvest Fisheries	(17)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/29/2022	6,866	6,769	6,770	3.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Blue Harvest Fisheries	(13)(15)(17)	Subordinated Debt	N/A	10.00%	8/17/2036	337	337	337	0.2%
							7,106	7,107	4.0%

Bumble Bee Seafoods	(13)(15)	Subordinated Debt	N/A	9.63%	3/15/2018	1,240	1,231	1,206	0.7%

Chefs' Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	179	169	181	0.1%
							3,999	4,100	2.3%

CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	8.25%	6/28/2021	5,000	4,640	4,550	2.6%
Give & Go Prepared Foods Corp.	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/12/2023	7,980	7,829	8,010	4.5%
KeHE Distributors, LLC		Senior Secured Bonds	N/A	7.63%	8/15/2021	500	494	497	0.3%

Parts Town, LLC	(17)	Senior Secured Loans - First Lien	L+6.50%	7.50%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(8)(13)(14)(17)	Senior Secured Loans - First Lien	P+5.50%	7.50%	6/23/2022	1,000	5	5	—%
							6,988	6,988	3.9%

Reddy Ice	(14)	Senior Secured Loans - First Lien	L+5.50%	6.75%	5/1/2019	3,654	3,493	3,584	2.0%
Total Beverage, Food & Tobacco							35,780	36,042	20.3%
Construction & Building
Fiber Composites LLC	(15)(17)(22)	Senior Unsecured Debt	12.50%	12.50%	6/29/2022	5,430	5,321	5,410	3.0%
Generation Brands		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/7/2022	4,975	4,930	4,997	2.8%
SiteOne Landscape Supply, Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	4/29/2022	4,963	4,914	5,012	2.8%
SRS Distribution Inc.		Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/24/2023	5,000	4,907	5,167	2.9%
Total Construction & Building							20,072	20,586	11.5%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	4/30/2021	955	941	953	0.5%
							5,806	5,825	3.2%
Total Consumer Goods: Non-Durable							5,806	5,825	3.2%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/23/2021	5,960	5,310	5,766	3.2%
Pelican Products, Inc.		Senior Secured Loans - First Lien	L+4.25%	5.25%	4/10/2020	5,018	4,833	5,002	2.8%
Total Containers, Packaging & Glass							10,143	10,768	6.0%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(17)(18)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,152	3,023	1.7%

Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.50%	5/1/2021	350	330	347	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	1,800	1,707	1,782	1.0%
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,355	1,254	1,331	0.7%
							3,291	3,460	1.9%

SandRidge Energy Inc.	(11)(13)	Subordinated Debt	N/A	—%	10/3/2020	226	254	282	0.2%
Total Energy: Oil & Gas							6,697	6,765	3.8%
Healthcare & Pharmaceuticals
Alltech	(16)(17)	Subordinated Debt	L+6.75%	7.75%	7/9/2023	15,003	14,799	14,805	8.3%
American Academy Holdings, LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	5/17/2021	4,484	4,444	4,445	2.5%
Hanger, Inc.	(11)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,929	4,000	2.2%
WIRB-Copernicus Group	(17)	Senior Secured Loans - Second Lien	L+9.00%	10.00%	8/12/2022	8,000	7,850	7,849	4.4%
Total Healthcare & Pharmaceuticals							31,022	31,099	17.4%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2017	1,450	1,430	1,443	0.8%
							7,760	8,017	4.5%
Total Hotel, Gaming & Leisure							7,760	8,017	4.5%
Media: Advertising, Printing & Publishing
Dominion Marine Media	(17)	Senior Secured Loans - First Lien	L+5.75%	6.75%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+5.75%	6.75%	8/10/2021	1,000	(118)	(11)	—%
							6,804	6,911	3.9%
Total Media: Advertising, Printing & Publishing							6,804	6,911	3.9%
Media: Broadcasting & Subscription
ProQuest LLC		Senior Secured Loans - Second Lien	L+9.00%	10.00%	12/15/2022	1,312	1,286	1,273	0.7%
Media: Broadcasting & Subscription							1,286	1,273	0.7%
Metals & Mining
New Day Aluminum LLC	(15)(17)(23)	Senior Secured Bonds	N/A	10.00%	10/28/2020	24	—	24	—%
Total Metals & Mining							—	24	—%
Retail
Belk Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	12/12/2022	4,464	3,987	3,865	2.2%

Med Intermediate (MyEyeDr)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(12)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,631	(24)	(13)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,269	1,248	1,256	0.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
							6,020	6,046	3.4%

Pet Holdings ULC	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	500	—	2	—%
							4,419	4,508	2.5%
Total Retail							14,426	14,419	8.1%
Services: Business
MDC Partners Inc.	(11)	Subordinated Debt	N/A	6.50%	5/1/2024	925	816	833	0.5%
Ryan LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	8/7/2020	1,989	1,966	1,978	1.1%
Total Services: Business							2,782	2,811	1.6%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	1/31/2023	4,100	3,734	3,726	2.1%

Cvent, Inc.		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/16/2023	5,400	5,340	5,468	3.1%
Cvent, Inc.	(17)	Senior Secured Loans - Second Lien	L+10.00%	11.00%	5/29/2024	5,385	5,070	5,184	2.9%
							10,410	10,652	6.0%

Epicor Software Corp.	(17)	Senior Secured Bonds	L+8.25%	9.25%	5/21/2023	5,000	4,869	4,885	2.7%
GlobalLogic Holdings Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	6/30/2022	857	844	858	0.5%

Greenway Health, LLC		Senior Secured Loans - First Lien	L+5.00%	6.00%	11/4/2020	4,812	4,636	4,788	2.7%
Greenway Health, LLC		Senior Secured Loans - Second Lien	L+8.25%	9.25%	11/4/2021	5,000	4,791	4,875	2.7%
							9,427	9,663	5.4%

Onyx CenterSource	(17)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(8)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	329	(41)	(2)	—%
							7,158	7,197	4.1%

Planview, Inc.	(17)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	8/9/2022	8,000	7,848	7,852	4.4%
QLIK Technologies Inc.	(11)(17)	Senior Secured Loans - First Lien	L+8.25%	9.25%	8/22/2022	7,980	7,820	7,835	4.4%

TIBCO Software Inc.		Senior Secured Loans - First Lien	L+5.50%	6.50%	12/4/2020	1,714	1,721	1,724	1.0%
TIBCO Software Inc.		Subordinated Debt	N/A	11.38%	12/1/2021	660	670	660	0.4%
							2,391	2,384	1.4%
Total Technology							54,501	55,052	31.0%
Utilities: Electric
Moxie Liberty LLC		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	12/21/2020	636	613	633	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
							3,523	3,581	2.1%

MRP Generation Holdings LLC	(11)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/18/2022	4,988	4,695	4,950	2.8%
Panda Hummel LLC		Senior Secured Loans - First Lien	L+6.00%	7.00%	10/27/2022	2,700	2,605	2,604	1.5%
Terraform Global Operating LLC	(11)	Senior Secured Bonds	N/A	9.75%	8/15/2022	3,000	2,890	3,202	1.8%
Total Utilities: Electric							13,713	14,337	8.2%
Total Debt Investments							$270,895	$274,805	154.3%

Equity Investments - 0.2%
Beverage, Food & Tobacco
Blue Harvest Fisheries (Closed End Units)	(13)(17)(19)	Equity and Other	N/A	N/A		—	13	13	—%
Total Beverage, Food & Tobacco							13	13	—%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(17)(19)	Equity and Other	N/A	8.00%		251	1,886	40	—%
SandRidge Energy Inc. (Common Equity)	(11)(13)(19)	Equity and Other	N/A	N/A		10	202	226	0.2%
Total Energy: Oil & Gas							2,088	266	0.2%
Total Equity Investments							$2,101	$279	0.2%

TOTAL INVESTMENTS - 154.5%	(21)						$272,996	$275,084	154.5%

December 31, 2016 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts (21)
JPMorgan Chase Bank	1/12/2017	$615	€592	$—	$(8)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

____________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") unless otherwise noted (i.e. PRIME). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of December 31, 2016, LIBO rates ranged between 0.77% for 1-month LIBOR to 1.32% for 6-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2016.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2016 (see Note 8. Commitments and Contingencies).

(9)
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

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2016, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2016.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2016; (see Note 7. Borrowings).

(14)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of December 31, 2016 was 3.75%. The current base interest rate for these investments may be different from the reference rate on December 31, 2016.

(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. Unless otherwise noted, interest rate is comprised entirely of PIK.

(16)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(17)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(18)
Investment was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively.

(19)	Non-income producing security.

(20)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(21)
As of December 31, 2016, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.4 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $2.3 million; the net unrealized appreciation was $2.1 million, the aggregate cost of securities for Federal income tax purposes was $273.0 million.

(22)	Interest rate is currently composed of 12.5% cash and 0% PIK. The portfolio company may elect PIK up to 1%.

(23)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%.

Abbreviations:
CN = Canada; UK = United Kingdom
PIK = Payment-In-Kind

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund, formerly known as Carey Credit Income Fund, (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its Common Shares to one or more affiliated Feeder Funds in a continuous series of private placement transactions.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Board" or "Board of Trustees") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to an interim investment advisory agreement between the Master Fund and Guggenheim (the "Interim Investment Advisory Agreement"). On October 20, 2017 a new investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement.
As of December 31, 2017, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC 946").
The accompanying consolidated financial statements of the Master Fund and related financial information have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Act of 1933, as amended.
Principles of Consolidation
As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.
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

Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash consists of cash collateral that has been pledged to cover obligations of the Master Fund according to its derivative contracts and demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings). Management believes the credit risk related to its demand deposits is minimal.
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
ASC 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Board of Trustees is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee, and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets that are classified as Level 3 in the fair value hierarchy are described below.
Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), and/or (ii) valuation models. Valuation models may be based on investment yield analysis and discounted cash flow techniques, where the key inputs include risk-adjusted discount rates and required rates of return, based on the analysis of similar debt investments issued by similar issuers.
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes depreciation, and amortization ("EBITDA") multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted

Notes to Consolidated Financial Statements

cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
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
Security Transactions and Realized/Unrealized Gains or Losses
Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. All investments sold are derecognized on the trade date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale, inclusive of any prepayment premiums, and (ii) the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily measures the change in investment values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
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

Notes to Consolidated Financial Statements

record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
Guggenheim, or its affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. Guggenheim is obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Derivative Instruments
Derivative instruments solely consist of foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Foreign currency forward contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts in the consolidated statements of operations.
Foreign Currency Translation, Transactions and Gains (Losses )
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
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Master Fund and the U.S. dollar equivalent of the amounts actually received or paid by the Master Fund.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations and is included in net unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs management fees including: (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
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

Notes to Consolidated Financial Statements

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
New Accounting Standards
Early Adopted
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
New Standards Under Assessment
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Master Fund has evaluated the impact of ASU 2014-09 and and determined that any change is immaterial as the proposed standard is limited to capital structuring fees.

Notes to Consolidated Financial Statements

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a period of time from purchase to the first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has not elected early adoption and it is assessing the potential impact of this guidance.
Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt (1)	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$182,485	$185,336	67.4%
Senior secured loans - second lien	43,990	44,340	16.1
Senior secured bonds	11,405	11,631	4.2
Senior unsecured debt	12,541	12,870	4.7
Total senior debt (1)	$250,421	$254,177	92.4%
Subordinated debt	20,474	20,628	7.5
Equity and other	2,101	279	0.1
Total investments	$272,996	$275,084	100.0%
________________

(1)
The Master Fund modified its definition of senior debt to include senior unsecured debt investments. In prior years, senior unsecured debt investments were classified as subordinated debt given the unsecured nature of such investments. However, senior unsecured debt investments rank higher than subordinated debt investments in payment priority and the Master Fund concluded that it is reasonable to classify senior unsecured debt investments as senior debt.

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2017			December 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Technology	$84,190	$84,851	22.8%	$54,501	$55,052	20.0%
Beverage, Food & Tobacco	41,601	42,117	11.3	35,793	36,055	13.1
Retail	35,710	36,707	9.9	14,426	14,419	5.3
Healthcare & Pharmaceuticals	31,581	31,927	8.6	31,022	31,099	11.3
Construction & Building	29,322	29,802	8.0	20,072	20,586	7.5
Automotive	25,809	26,429	7.1	27,742	28,100	10.2
Energy: Oil & Gas	21,562	19,649	5.3	8,785	7,031	2.6
Aerospace & Defense	18,697	18,800	5.0	21,962	22,300	8.1
Telecommunications	12,694	12,671	3.4	—	—	—
Media: Advertising, Printing & Publishing	12,333	12,245	3.3	6,804	6,911	2.5
Containers, Packaging & Glass	10,933	11,356	3.0	10,143	10,768	3.9
Utilities: Electric	10,364	10,410	2.8	13,713	14,337	5.2
Hotel, Gaming & Leisure	7,470	7,755	2.1	7,760	8,017	2.9
Consumer Goods: Non-Durable	7,610	7,646	2.0	5,806	5,825	2.1
Services: Business	6,869	6,969	1.9	2,782	2,811	1.0
Chemicals, Plastics & Rubber	5,749	5,848	1.6	—	—	—
Capital Equipment	4,618	4,760	1.3	—	—	—
Banking, Finance, Insurance & Real Estate (1)	1,195	1,233	0.3	10,399	10,476	3.8
Consumer Goods: Durable	700	721	0.2	—	—	—
Media: Broadcasting & Subscription	522	515	0.1	1,286	1,273	0.5
Metals & Mining	1	23	—	—	24	—
Total	$369,530	$372,434	100.0%	$272,996	$275,084	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of December 31, 2017 and December 31, 2016.

Geographic Dispersion	December 31, 2017	December 31, 2016
United States of America	88.9%	94.1%
United Kingdom	8.2	1.4
Italy	1.6	—
Canada	1.3	4.5
Total investments	100.0%	100.0%

Notes to Consolidated Financial Statements

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
As of December 31, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The tables below display the Master Fund's debt investments denominated in foreign currencies and foreign currency forward contracts (i.e. hedges), summarized by foreign currency type as of December 31, 2017 (in thousands):

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017			Hedges As of December 31, 2017
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$713	€594	$713
GBP	£18,289	22,912	24,202	£18,191	24,569
Total		$23,539	$24,915		$25,282
As of December 31, 2016, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 12, 2017	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€592	$616	$624	$(8)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016			Hedges As of December 31, 2016
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$624	€592	$624
Total		$627	$624		$624

Notes to Consolidated Financial Statements

The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2017 and December 31, 2016 (in thousands):

		For the Year Ended December 31,
	Statement Location	2017	2016
Net realized gains (losses)
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(1,327)	$—
Net unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(191)	(8)
Net realized and unrealized losses on foreign currency forward contracts		$(1,518)	$(8)
For derivatives traded under an International Swaps and Derivatives Association master agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark to market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities either as part of restricted cash or cash collateral due to broker, respectively. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance. The Master Fund attempts to mitigate counterparty risk by entering into agreements only with counterparties that it believes have the financial resources to honor their obligations.
Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of December 31, 2017 and December 31, 2016, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)

Notes to Consolidated Financial Statements

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Senior unsecured debt	—	7,460	5,410	12,870
Total senior debt	$—	$136,172	$118,005	$254,177
Subordinated debt	—	5,486	15,142	20,628
Equity and other	226	—	53	279
Total investments	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(8)	$—	$(8)
Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2017 (dollars in thousands):

December 31, 2017
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	38	$126,561	Transacted value	Price	100.00	100.00	Increase
			Transacted value	Cost (5)	100.00	100.00	Increase
			Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	8	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	2	$5,023	Transacted value	Price	100.00	100.00	Increase
			Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	3	$17,164	Transacted value	Price	98.75	98.75	Increase
			Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	2	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	1	$231	Transacted value	Cost (5)	100.00	100.00	Increase
Total	54	$206,741
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2017 the Master Fund had investments of this nature measured at fair value totaling $101.5 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

Notes to Consolidated Financial Statements

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
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$74,929	Yield analysis	Yield	7.75%	6.49% - 10.20%	Decrease
			Transacted value	Cost (5)	99.53	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Yield analysis	Yield	10.89%	10.40% -11.85%	Decrease
			Market comparables	EBITDA multiple	6.2x	6.2x	Increase
Senior secured bonds	3	$4,909	Yield analysis	Yield	9.72%	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	N/A	Increase
Senior unsecured debt	1	$5,410	Yield analysis	Yield	12.59%	12.59%	Decrease
Subordinated debt	2	$15,142	Transacted value	Cost (5)	98.67	98.64-100.00	Increase
Equity and other	2	$53	Transacted value	Cost (5)	1.00	1.00	Increase
			Market and income approach	Company specific risk premium	515.60%	515.60%	Decrease
			Option valuation model	Volatility	163.18%	163.18%	Increase
Total	34	$125,193
______________

(1)
For the assets and investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2016 the Master Fund had investments of this nature measured at fair value totaling $8.0 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

Notes to Consolidated Financial Statements

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2017 (in thousands):

	For the Year Ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	129,835	49,316	12,001	13,902	—	231	205,285
Net realized gains (2)	1,309	577	1,200	26	—	—	3,112
Net change in unrealized appreciation (depreciation) on investments (3)	1,387	109	325	535	92	(40)	2,408
Sales and repayments (4)	(54,649)	(14,299)	(13,200)	(2,633)	(337)	(13)	(85,131)
Net discount accretion	540	188	15	73	26	—	842
Transfers into Level 3 (5) (6)	38,673	5,823	—	4,000	—	—	48,496
Fair value balance as of December 31, 2017	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2017	$1,567	$224	$325	$535	$92	$(40)	$2,703
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2017, twelve investments were transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.
The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt		Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—		$—	$471	$30,074
Additions (1)	64,687	24,603	—	5,321		15,135	50	109,796
Net realized gains (2)	209	—	—	—		—	—	209
Net change in unrealized appreciation (depreciation) on investments (3)	166	117	1,102	89		7	(468)	1,013
Sales or repayments (4)	(11,424)	—	—	—		—	—	(11,424)
Net discount accretion	112	30	3	—		—	—	145
Transfers out of Level 3 (5) (6)	—	(1,576)	—	—		—	—	(1,576)
Transfers into Level 3 (5) (7)	4,963	—	—	—	—	—	—	4,963
Fair value balance as of December 31, 2016	$79,913	$24,750	$7,932	$5,410		$15,142	$53	$133,200
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2016	$300	$117	$1,102	$89		$7	$(468)	$1,147

Notes to Consolidated Financial Statements

______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of the credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") (formerly Carey Credit Income Fund 2016 T) , Guggenheim Credit Income Fund - I ("GCIF-I") (formerly Carey Credit Income Fund - I), and Guggenheim Credit Income Fund 2018 T ("GCIF 2018T") (formerly Carey Credit Income Fund 2018 T), three Feeder Funds, whose registration statements initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, GCIF 2016T, GCIF-I and GCIF 2018T are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. All of the Company's executive officers also serve as executive officers of the Feeder Funds.
Guggenheim and/or its affiliates receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund, and (iii) capital markets services in connection with the raising of equity capital for Feeder Funds affiliated with the Master Fund, as more fully discussed below.
Investment Advisory Agreements and Compensation of the Advisor
Prior to September 11, 2017, the Master Fund was party to (i) an investment advisory agreement, as amended and restated (the "Prior Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement, as amended and restated (the "Investment Sub-Advisory Agreement") with CCA and Guggenheim. The Prior Investment Advisory Agreement and Investment Sub-Advisory Agreement were terminated by action of the Board of Trustees upon receipt and acceptance of CCA's resignation letter on August 10, 2017 with an effective date of September 11, 2017. Based on the Board of Trustees' approval, the Master Fund entered into the Interim Investment Advisory Agreement with Guggenheim on August 11, 2017 with an effective date of September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to the Interim Investment Advisory Agreement. On October 20, 2017, the Investment Advisory Agreement between the Master Fund and Guggenheim was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement. Consistent with the terms of the Interim Investment Advisory Agreement, the Master Fund agreed to pay Guggenheim an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Guggenheim continues to be entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fees: Effective September 11, 2017 and continuing after October 20, 2017, the management fee (recorded as investment advisory fee) is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.0% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
Performance-based Incentive Fee: The performance-based incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

(i)
The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital.

Notes to Consolidated Financial Statements

(ii)
The incentive fee on capital gains is paid annually, if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.

There has been no change to the performance based incentive fee as compared to the Prior Investment Advisory Agreement.
All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees.
The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to Guggenheim, or (ii) by Guggenheim upon not less than 120 days' written notice to the Master Fund. In the even that the Investment Advisory Agreement is terminated by Guggenheim, and if the Independent Trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of Guggenheim's withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date on which the Master Fund's shareholders approved the Investment Advisory Agreement and will remain in effect year to year thereafter if approved annually (i) by a majority of the Master Fund's Independent Trustees and (ii) the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
Administrative Services Agreement
Prior to September 11, 2017, the Master Fund was party to an amended and restated administrative services agreement with CCA, (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the administrator (the "Prior Administrator"), performed and oversaw the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, oversees the payment of expenses and distributions, and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimbursed the Prior Administrator for the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017, the Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), agreed to commence providing administrative services similar to those previously provided by CCA, with an effective date of September 11, 2017.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to the Administrator upon the vote of the Master Fund's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Master Fund. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with CCA and Guggenheim. The O&O Agreement was terminated on August 10, 2017. Under the O&O Agreement the Master Fund reimbursed CCA and Guggenheim for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses was conditional on the raise of equity capital from the sale of Master Fund's Common Shares. As of November 3, 2016, the Master Fund had reimbursed CCA and Guggenheim for all organization and offering costs incurred. The Master Fund, Guggenheim and CCA, for a limited purpose, entered into an amended and restated organization and offering expense reimbursement agreement on September 5, 2017, with an effective date of September 11, 2017, whereby CCA relinquished any rights to reimbursement of organization and offering expenses.
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial"), GCIF 2016T and GCIF-I. The Dealer Manager Agreement was updated to include GCIF 2018T on October 3, 2016. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to Guggenheim Funds Distributors, LLC ("GFD") and the assignment and assumption agreement was approved by the Board of Trustees. GFD is an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's, GCIF 2018T's and GCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each Feeder Fund, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party. In the event that a Feeder Fund or GFD terminates the Dealer Manager Agreement with respect to a particular Feeder Fund, the Dealer Manager Agreement will continue with respect to any other Feeder Fund.

Notes to Consolidated Financial Statements

Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Advisor Transition Costs in Connection with Advisor Changes, Proxy Statement and Shareholder Meetings
The Master Fund incurred advisor transition costs in connection with the change in investment advisor, the issuance of a proxy statement to approve an investment advisory agreement with Guggenheim, the solicitation of shareholders in connection with the proxy statement, and a shareholder meeting. WPC and Guggenheim agreed to reimburse the Master Fund for all advisor transition costs.
Promissory Notes
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate (the "Promissory Notes"). The Master Fund repaid all outstanding balances under the Promissory Notes on December 17, 2015.
Summary of Related Party Transactions for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

Related Party		For the Year Ended December 31,
	Source Agreement & Description	2017	2016	2015
CCA & Guggenheim	Prior Investment Advisory Agreement - investment advisory fee (1)	$5,229	$3,473	$402
Guggenheim	Investment Advisory Agreement - investment advisory fee (1) (2)	2,167	—	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	303	384	245
Guggenheim	Administrative Services Agreement - expense reimbursement	168	—	—
Guggenheim	Reimbursement of capital structuring fees and administrative agency fees	(371)	(157)	—
CCA & Guggenheim	O&O Agreement - organization cost reimbursements	—	228	—
CCA & Guggenheim	O&O Agreement - offering cost reimbursements	—	120	—
WPC & Guggenheim	Reimbursement of Advisor Transition Costs	(798)	—	—
GCIF-I	Net Issuance (Repurchase) of Common Shares	20,523	19,191	125
GCIF 2016T	Net Issuance (Repurchase) of Common Shares	48,862	104,949	2,235
Trustees	Amended and Restated Bylaws - independent trustee fees and expenses (3)	555	367	103
WPC Holdco LLC	Promissory Notes - principal and interest	—	—	33,188
____________________

(1)
During the year ended December 31, 2017, Guggenheim earned, and subsequently waived, an incentive fee on capital gains in the amount of less than $0.1 million; therefore no incentive fee is recorded in the table above. During the years ended December 31, 2016 and December 31, 2015, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

(2)	Includes investment advisory fees earned by Guggenheim under the Interim Investment Advisory Agreement.

(3)
For the year ended December 31, 2017, the amount recorded in this table includes (i) regular independent trustee fees and expenses and (ii) independent trustee fees and expenses for extraordinary services in connection with advisor transition matter; extraordinary independent trustee fees and expenses are included in advisor transition costs on the consolidated statement of operations.

Notes to Consolidated Financial Statements

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2017, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3-month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
On August 24, 2017, the Hamilton loan agreement was amended to recognize the resignation of CCA and the appointment of Guggenheim as the interim investment advisor. As of December 31, 2017, Hamilton was in compliance with all material terms and covenants of the Hamilton Credit Facility.
Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees. Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of (i) $150.0 million less (ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018, Hamilton is obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175.0 million and the greater of (i) the outstanding loan amount and (ii) $150.0 million.
Hamilton's borrowings as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
December 31, 2016	$175,000	$126,000	$124,505	3.64%	12/17/19	3.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e., 3-month LIBOR) are subject to quarterly changes. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements

In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The Master Fund repaid all outstanding balances under the Promissory Notes on December 17, 2015.
The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Stated interest expense	$5,593	$2,241	$239
Unused/undrawn fees	459	653	—
Amortization of deferred financing costs	483	460	19
Total interest expense	$6,535	$3,354	$258
Weighted average interest rate (1)	3.9%	3.3%	1.4%
Average borrowings	$142,615	$67,000	$16,385
______________________

(1)	Calculated as the stated interest expense divided by the average borrowings in each reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2017 and December 31, 2016, the Master Fund’s unfunded commitments consisted of the following (in thousands):

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2017	December 31, 2016
Boats Group (Revolver)	$1,000	$1,000
Bullhorn, Inc. (Delayed Draw)	1,975	—
Bullhorn, Inc. (Revolver)	269	—
Express Oil (Delayed Draw)	377	—
Express Oil (Revolver)	241	—
GAL Manufacturing (Revolver)	352	—
Grinding Media Inc.	—	6,200
Humanetics (Revolver)	400	400
Lytx, Inc. (Revolver)	368	—
Med Intermediate (Delayed Draw)	1,493	1,631
Ministry Brands (Delayed Draw)	71	—
Onyx CenterSource (Revolver)	329	329
National Technical Systems, Inc. (Delayed Draw)	—	765
Parts Town, LLC (Revolver)	—	900
Pet Holdings ULC (Delayed Draw)	125	500
PluralSight Holdings (Revolver)	250	—
Trader Interactive (Revolver)	346	—
Velocity Holdings US (Revolver)	462	—
Total Unfunded Commitments	$8,058	$11,725
______________________
(1)    May pertain to commitments to one or more entities affiliated with the named portfolio company.
Indemnification
In the normal course of business, the Master Fund enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Master Fund's maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Master Fund but that have not occurred. The Master Fund expects the risk of any future obligations under these indemnifications to be remote.

Notes to Consolidated Financial Statements

Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 (in thousands, except share and per share data):

	For the Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Weighted average Common Shares outstanding (basic and diluted)	27,524,615	12,370,464	5,571,531
Earnings (loss) per Common Share - basic and diluted (1)	$0.64	$0.88	$(0.71)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent in each period because there were no Common Share equivalents outstanding during each period.

Notes to Consolidated Financial Statements

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of year	$8.47	$8.00	$9.00
Net investment income	0.50	0.21	0.30
Net realized gains	0.12	0.05	0.01
Net change in unrealized appreciation (depreciation) (2)	0.02	0.45	(1.01)
Net increase (decrease) resulting from operations	0.64	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.49)	(0.17)	(0.30)
Distributions from realized gains	(0.07)	(0.04)	—
Distributions in excess of net investment income	(0.03)	(0.03)	—
Net decrease resulting from distributions	(0.59)	(0.24)	(0.30)
Net asset value, end of year	$8.52	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	7.80%	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$248,481	$178,066	$46,704
Average net assets (5)	$233,765	$101,825	$49,119
Common Shares outstanding, end of year	29,151,096	21,016,797	5,840,060
Weighted average Common Shares outstanding	27,524,615	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Total expenses (before reimbursements and management fees waiver)	7.70%	9.65%	5.16%
Effect of advisor transition costs reimbursement and management fees waiver	(0.35)%	—%	(1.77)%
Net expenses	7.35%	9.65%	3.38%
Net investment income	5.88%	2.53%	3.45%

Average outstanding borrowings (5)	$142,615	$67,000	$16,385
Portfolio turnover rate (5)(6)	43%	51%	39%
Asset coverage ratio (7)	2.66	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01.

Notes to Consolidated Financial Statements

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average outstanding borrowings, and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any prepayments received divided by the monthly average of the value of portfolio securities owned by the Master Fund during the period.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 11. Distributions
The Board of Trustees declared distributions for twelve, four and three record dates, respectively, during the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The total and the sources of declared distributions on a GAAP basis for years ended December 31, 2017, December 31, 2016 and December 31, 2015 are presented in the tables below (dollars in thousands, except per Share amounts):

	For the Year Ended December 31,
	2017			2016			2015
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total declared distributions	$0.59	$16,678	100.0%	$0.24	$3,685	100.0%	$0.30	$1,703	100.0%
From net investment income	0.49	13,738	82.3	0.17	2,593	70.4	0.30	1,693	99.4
Distributions from realized gains	0.07	1,978	11.9	0.04	595	16.1	—	10	0.6
Distributions in excess of net investment income	0.03	962	5.8	0.03	497	13.5	—	—	—
For income tax purposes, the Master Fund estimates that its 2017 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 12. Taxable/Distributable Income).
Note 12. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to (i) differing treatments of income and gains on various investment securities held by the Master Fund and expenses incurred by the Master Fund and (ii) the transition of the Master Fund from non-RIC tax status to RIC tax status in tax year 2015. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value and undistributed net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
As of December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2017	2016	2015
Paid in capital in excess of par value	$(67)	$(52)	$(15)
Undistributed net investment income	67	52	15
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Net change in unrealized (appreciation) depreciation	(626)	(7,767)	5,688
Unearned performance-based incentive fee on unrealized gains	798	536	—
Offering expense	68	52	—
Other book-tax difference	(199)	168	15
Total taxable income and gains available for distributions	$17,749	$3,897	$1,750
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund had taxable income available for distributions in excess of the distributions paid during each respective year. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 was as follows (in thousands):

	For the Year Ended December 31,
Paid Distributions Attributable To:	2017	2016	2015
Ordinary income (including short-term capital gains)	$16,321	$3,685	$1,703
Long-term capital gains	357	—	—
Total	$16,678	$3,685	$1,703
Paid distributions as a percentage of taxable income and gains available for distributions	94.0%	94.6%	97.3%
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund had taxable income and gains in excess of the distributions made from such taxable income during the year. Furthermore, the Master Fund does not expect to incur an U.S. federal excise tax for its tax year beginning January 1, 2017 and ending December 31, 2017.
As of December 31, 2017 and December 31, 2016, the components of tax basis accumulated earnings (loss) were as follows (in thousands):

	2017	2016
Undistributed ordinary income, net	$—	$271
Undistributed capital gains	1,366	—
Unrealized gain (loss)	2,904	2,087
Other temporary adjustments	(1,539)	(724)
Total accumulated earnings (loss), net	$2,731	$1,634

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2017 and December 31, 2016 are presented below (in thousands, except per share amounts):

	As of and for the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,661	$8,331	$7,745	$6,172
Net investment income	4,402	3,862	3,555	1,919
Net realized and unrealized gains (losses)	998	956	(256)	2,272
Net increase in net assets resulting from operations	5,400	4,818	3,299	4,191
Net assets	248,481	249,367	248,564	236,398
Total investment income per Common Share - basic and diluted	0.30	0.29	0.28	0.26
Net investment income per Common Share - basic and diluted	0.15	0.13	0.13	0.08
Earnings per Common Share - basic and diluted	0.19	0.16	0.12	0.18
Net asset value per Common Share at end of quarter	8.52	8.55	8.55	8.55

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90
Note 14. Subsequent Events
On March 8, 2018, the board of GGIF 2018T resolved to terminate its public offering of its common shares.
On March 8, 2018, the board of GCIF - I approved a resolution to file a registration statement with the SEC for the offering of its common shares.