Form 10-Q
period 2018-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2018-05-10
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091

GUGGENHEIM CREDIT INCOME FUND 2019
(Formerly GUGGENHEIM CREDIT INCOME FUND - I)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 4, 2018 was 1,616,601.

GUGGENHEIM CREDIT INCOME FUND 2019

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 14, 2018. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 14, 2018. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Guggenheim Credit Income Fund 2019 (formerly Guggenheim Credit Income Fund - I). All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2018	December 31, 2017
Assets
Investment in GCIF (4,759,871 shares purchased at a cost of $39,898,092 and 4,759,871 shares purchased at a cost of $39,898,092, respectively)	$40,804,352	$40,572,548
Cash	954,180	650,811
Receivable from related parties	12,242	—
Prepaid expenses and other assets	31,705	93,653
Total assets	$41,802,479	$41,317,012

Liabilities
Payable to related parties	$35,545	$170,962
Accrued professional services fees	46,912	44,562
Payable for shares tendered	128,736	—
Accounts payable, accrued expenses and other liabilities	48,097	37,330
Total liabilities	259,290	252,854
Commitments and contingencies (Note 7. Commitments and Contingencies)
Net Assets	$41,543,189	$41,064,158

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,610,956 and 1,599,031 Common Shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$1,611	$1,599
Paid-in-capital in excess of par value	40,880,066	40,572,536
Accumulated distributions in excess of net investment income	(244,748)	(184,433)
Accumulated net unrealized appreciation on investment	906,260	674,456
Total net assets	$41,543,189	$41,064,158
Net asset value per Common Share	$25.79	$25.68
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Investment Income
Dividends from investment in GCIF	$609,779	$273,559
Total investment income	609,779	273,559

Operating Expenses (1)
Administrative services	3,750	3,749
Related party reimbursements	52,733	76,451
Trustees fees	732	740
Professional services fees	32,510	41,746
Offering expenses	61,948	52,315
Shareholder servicing expenses	1,880	20,000
Other expenses	11,869	9,655
Total operating expenses	165,422	204,656
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(12,242)	(311,233)
Net expenses	153,180	(106,577)
Net investment income	456,599	380,136

Realized and unrealized gain:
Long term gain distributions from GCIF	223,008	—
Net change in unrealized appreciation from investment	231,804	223,158
Net realized and unrealized gains	454,812	223,158
Net increase in net assets resulting from operations	$911,411	$603,294

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.28	$0.40
Earnings per Common Share - basic and diluted	$0.57	$0.63
Weighted average Common Shares outstanding - basic and diluted	1,604,905	954,339
Distributions per Common Share	$0.46	$0.45
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operations:
Net investment income	$456,599	$380,136
Net realized gain from investment in GCIF	223,008	—
Net change in unrealized appreciation from investment	231,804	223,158
Net increase in net assets resulting from operations	911,411	603,294
Shareholder distributions:
Distributions from net investment income	(456,599)	(380,136)
Distributions from net realized gain on investment	(223,008)	—
Distributions in excess of net investment income	(60,315)	(49,075)
Net decrease in net assets from shareholder distributions	(739,922)	(429,211)
Capital share transactions:
Issuance of Common Shares	—	9,245,927
Reinvestment of shareholders' distributions	436,278	240,839
Repurchase of Common Shares	(128,736)	—
Net increase in net assets resulting from capital share transactions	307,542	9,486,766
Total increase in net assets	479,031	9,660,849
Net assets at beginning of period	41,064,158	20,364,450
Net assets at end of period	$41,543,189	$30,025,299

Capital share activity:
Common Shares outstanding at the beginning of the period	1,599,031	790,926
Common Shares issued from subscriptions	—	356,661
Common Shares issued from reinvestment of distributions	16,938	9,282
Common Shares repurchased	(5,013)	—
Common Shares outstanding at the end of the period	1,610,956	1,156,869
Distributions in excess of net investment income at end of period	$(244,748)	$(165,333)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities
Net increase in net assets resulting from operations	$911,411	$603,294
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(9,351,300)
Net change in unrealized appreciation from investment	(231,804)	(223,158)
(Increase) decrease in operating assets:
Receivable from related parties	(12,242)	(101,516)
Prepaid expenses and other assets	61,948	(89,275)
Increase (decrease) in operating liabilities:
Payable to related parties	(135,417)	8,341
Accrued professional services fees	2,350	14,635
Accrued offering expenses	—	32,751
Accounts payable, accrued expenses, and other liabilities	10,767	466
Net cash provided by (used in) operating activities	607,013	(9,105,762)

Financing activities
Issuance of Common Shares	$—	$9,245,927
Distributions paid	(303,644)	(188,372)
Net cash provided by (used in) financing activities	(303,644)	9,057,555

Net increase (decrease) in cash	303,369	(48,207)
Cash, beginning of period	650,811	251,708
Cash, end of period	$954,180	$203,501
Supplemental information:
Distributions reinvested	$436,278	$240,839
Repurchase of Common Shares	$128,736	$—
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2019 (the "Company"), formerly known as Guggenheim Credit Income Fund - I, was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund"). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. On October 20, 2017 Guggenheim was approved as the Master Fund's investment advisor by a majority of the votes cast by shareholders.
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together the with the Initial Public Offering, the "Public Offerings"). As of March 31, 2018 the Registration Statement had not be declared effective by the SEC.
As of March 31, 2018, the Company owned 16.33% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are generally recognized as dividend income or distributions of long term gains in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification between dividend income, long term gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company's share repurchase transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company's statements of operations over a 12-month period on a straight-line basis commencing at the later of (i) when the expense was incurred and (ii) when operations begin.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	March 31, 2018	4,759,871	4,759,871	$39,898,092	$40,804,352	98.2%
Guggenheim Credit Income Fund	December 31, 2017	4,759,871	4,071,033	$39,898,092	$40,572,548	98.8%
_________________

(1)	Weighted average Master Fund shares owned is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.

Notes to Financial Statements (Unaudited)

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
From October 15, 2016 through August 4, 2017 the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.59 per share.
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
Note 4. Related Party Agreements and Transactions
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf, and (iii) compensate the Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of the Company's Shares.
The memberships of the Company's Board of Trustees (the "Company's Board" or the "Board") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund. Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim.
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
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as subsequently amended and restated (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offerings and (ii) the public offering of common

Notes to Financial Statements (Unaudited)

shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calendar days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
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
As of March 31, 2018, Guggenheim had incurred organization and offering costs on behalf of the Company related to its Initial Public Offering, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is no longer obligated to reimburse Guggenheim for these expenses as the Initial Public Offering has concluded. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of March 31, 2018 Guggenheim incurred offering costs associated with the Public Offering of less than $0.1 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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

Notes to Financial Statements (Unaudited)

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
The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
September 2015	35,102	(17,551)	—	17,551	NM	$1.92161	September 30, 2018
October 2015	29,802	(14,901)	—	14,901	1.75%	$1.92161	October 31, 2018
November 2015	33,096	(16,548)	—	16,548	1.75%	$1.92161	November 30, 2018
December 2015	5,468	(2,734)	—	2,734	1.75%	$1.92161	December 31, 2018
January 2016	28,793	(14,397)	—	14,396	1.75%	$1.92161	January 31, 2019
February 2016	27,113	(13,557)	—	13,556	1.75%	$1.92161	February 28, 2019
November 2016	146,955	(73,478)	(18,316)	55,161	1.75%	$1.81792	November 30, 2019
December 2016	71,395	(35,698)	—	35,697	1.75%	$1.81792	December 31, 2019
January 2017	118,626	(59,313)	—	59,313	1.75%	$1.81792	January 31, 2020
February 2017	82,700	(41,350)	—	41,350	1.75%	$1.81792	February 29, 2020
March 2017	109,908	(54,954)	—	54,954	1.75%	$1.81792	March 31, 2020
April 2017	60,900	(30,450)	—	30,450	1.75%	$1.81792	April 30, 2020
May 2017	90,669	(45,335)	—	45,334	1.75%	$1.81792	May 31, 2020
June 2017	109,012	(54,506)	—	54,506	1.75%	$1.81792	June 30, 2020
August 2017	57,161	(28,581)	—	28,580	1.75%	$1.81792	August 31, 2020
September 2017	3,055	—	—	3,055	1.70%	$1.81792	September 30, 2020
November 2017	16,782	—	—	16,782	1.55%	$1.84440	November 30, 2020
January 2018	6,978	—	—	6,978	1.11%	$1.84440	January 31, 2021
February 2018	3,553	—	—	3,553	1.06%	$1.84440	February 28, 2021
March 2018	1,711	—	—	1,711	1.00%	$1.84440	March 31, 2021
Total				$517,110
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

Summary of Related Party Transactions for the Three Months Ended March 31, 2018 and March 31, 2017
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2018 and March 31, 2017:

Notes to Financial Statements (Unaudited)

		Three Months Ended
Related Party	Source Agreement & Description	March 31, 2018	March 31, 2017
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$76,451
Guggenheim	Administrative Services Agreement - expense reimbursement	$52,733	$—
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	$—	$141,591
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	$—	$(311,233)
Guggenheim	Expense Support Agreement - expense reimbursement from related parties	$(12,242)	$—
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	$—	$193,442
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015 and has concluded.
For the three months ended March 31, 2017, the public offering price of the Company's Common Shares ranged from a low of $26.75 per Common Share to a high of $26.90 per Common Share.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2018 and (ii) the period commencing on July 31, 2015 (inception) and ending March 31, 2018, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended		Inception through
	March 31, 2018		March 31, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offering	—	—	1,587,430	40,564,368
Reinvestment of distributions	16,938	436,278	86,271	2,224,227
Net proceeds from all issuance of Common Shares	16,938	436,278	1,673,701	42,788,595
Average net proceeds per Common Share	$25.76		$25.57

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchase programs completed during the three months ended March 31, 2018 and March 31, 2017 (in thousands except share and per share amount):

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2018:
March 14, 2018	34,443	5,013	$128,736	14.6%	$25.68
Total	34,443	5,013	$128,736	14.6%

2017:
March 3, 2017	7,995	—	$—	—%	NA
Total	7,995	—	$—	—%
Note 6. Distributions
Declared distributions are paid monthly. Total distributions paid and the sources of distributions on a GAAP basis for the three months ended March 31, 2018 and March 31, 2017 are presented in the table below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.46	$739,922	100.0%	$0.45	$429,211	100.0%
Distributions from net investment income	0.28	456,599	61.7%	0.40	380,136	88.6%
Distributions from net realized gains	0.14	223,008	30.1%	—	—	—%
Distributions in excess of net investment income	0.04	60,315	8.2%	0.05	49,075	11.4%
Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
Under the terms of the O&O Agreement, as described in Note 4. Related Party Agreements and Transactions, the Company is obligated to reimburse Guggenheim for organization and offering expenses solely in connection with the capital raise activity of its Public Offerings. Any such reimbursement will not exceed actual expenses incurred by Guggenheim and its affiliates associated with each Public Offering. Guggenheim will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per Common Share) for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net increase in net assets resulting from operations	$911,411	$603,294
Weighted average Common Shares outstanding - basic and diluted	1,604,905	954,339
Earnings per Common Share - basic and diluted (1)	$0.57	$0.63
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in all periods because there were no Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.68	$25.75
Net investment income (1)	0.28	0.40
Net realized gain from investment (1)	0.14	—
Net unrealized gains (2)	0.15	0.23
Net increase resulting from operations	0.57	0.63
Distributions to common shareholders
Distributions from net investment income (3)	(0.28)	(0.40)
Distributions from realized gains on investment (3)	(0.14)	—
Distributions in excess of net investment income (3)	(0.04)	(0.05)
Net decrease resulting from distributions	(0.46)	(0.45)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	—	0.02
Net increase in net assets resulting from capital share transactions	—	0.02
Net asset value, end of period	$25.79	$25.95

INVESTMENT RETURNS
Total investment return-net price (5)	N/A	2.36%
Total investment return-net asset value (6)	2.23%	2.58%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,543,189	$30,025,299
Average net assets (7)	$41,369,353	$24,696,937
Common Shares outstanding, end of period	1,610,956	1,156,869
Weighted average Common Shares outstanding	1,604,905	954,339
Ratios-to-average net assets: (7) (8)
Total expenses	0.40%	0.83%
Effect of expense reimbursement from Advisors	(0.03)%	(1.26)%
Net expenses	0.37%	(0.43)%
Net investment income	1.10%	1.54%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements (Unaudited)

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net price is not annualized. For the three months ending March 31, 2018 there was no applicable net price as the Company only issued Shares through the reinvestment of distributions at net asset value.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(7)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios to average net assets, expressed as a percentage, are not annualized.

(8)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2018 and March 31, 2017 were 1.95% and 2.08%, respectively.

Note 10. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund 2019. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring the Master Fund's portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network.  Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

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
Results of Operations
Operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Total investment income	$609,779	$273,559
Net expenses	153,180	(106,577)
Net investment income	456,599	380,136
Long term gain distributions from GCIF	223,008	—
Net change in unrealized appreciation from investment	231,804	223,158
Net increase in net assets resulting from operations	$911,411	$603,294
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2018 and March 31, 2017.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Administrative services	$3,750	$3,749
Related party reimbursements	52,733	76,451
Trustees fees	732	740
Professional services fees	32,510	41,746
Offering expenses	61,948	52,315
Shareholder servicing expenses	1,880	20,000
Other expenses	11,869	9,655
Total operating expenses	165,422	204,656
Less: Expense support from related parties	(12,242)	(311,233)
Net expenses	$153,180	$(106,577)
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
Net Realized Gain from Investment
For the three months ended March 31, 2018 and March 31, 2017, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment. During the three months ended March 31, 2018, $0.2 million of distributions received from the Master Fund were classified as long term gains. During the three months ended March 31, 2017, distributions from the Master Fund were composed entirely of income.

Changes in Unrealized Appreciation from Investment
For the three months ended March 31, 2018, the total net change in unrealized appreciation from our investment in the Master Fund was $0.2 million. For the three months ended March 31, 2017, the total net change in unrealized appreciation from our investment in the Master Fund was $0.2 million.
Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017
For the three months ended March 31, 2018 and March 31, 2017, net cash provided by (used in) operating activities was $0.6 million and ($9.1 million), respectively. In 2018, distributions from the Master Fund were the primary provider of cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
Net cash used for financing activities was ($0.3 million) during the three months ended March 31, 2018, primarily consisted of cash outflows for distributions of ($0.3 million) to shareholders. Net cash provided by financing activities was $9.1 million during the three months ended March 31, 2017, primarily represented by proceeds from issuance of Common Shares of $9.2 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments pursuant to the Expense Support Agreement, and (v) the sale of our owned Master Fund shares in conjunction with its periodic share repurchase programs. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities and excess if any, is invested in the acquisition of Master Fund's common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2018 and March 31, 2017.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2018. The declared distribution rates per Common Share for the period after March 31, 2018 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share per Record Date
April 24	April 25	$0.15370
May 29	May 30	$0.15370
Related Party Agreements and Transactions
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) to pay for administrative services, and (iii) compensate GFD, an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party transactions and expense reimbursement agreements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2018, 90.7% of the Master Fund's investments, or $343.0 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 2, 2018, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2018, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	—	—	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	5,013	$25.68	5,013	—
Total	5,013		5,013	—
____________________

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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 10, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2018. (Filed herewith).

* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.