Form 10-Q
period 2018-06-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2018-08-09
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 3, 2018 was 1,633,251.

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
Unless otherwise noted, the terms "we," "us," "our," and the "Company" refer to Guggenheim Credit Income Fund 2019 (formerly Guggenheim Credit Income Fund - I). All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2018	December 31, 2017
Assets
Investment in GCIF (4,579,871 shares purchased at a cost of $39,898,092 and 4,759,871 shares purchased at a cost of $39,898,092, respectively)	$40,649,246	$40,572,548
Cash	1,237,307	650,811
Prepaid expenses and other assets	4,615	93,653
Total assets	$41,891,168	$41,317,012

Liabilities
Payable to related parties	$71,914	$170,962
Accrued professional services fees	48,523	44,562
Accounts payable, accrued expenses and other liabilities	38,843	37,330
Total liabilities	159,280	252,854
Commitments and contingencies (Note 7. Commitments and Contingencies)
Net Assets	$41,731,888	$41,064,158

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,625,365 and 1,599,031 Common Shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$1,626	$1,599
Paid-in-capital in excess of par value	41,249,388	40,572,536
Accumulated distributions in excess of net investment income	(270,280)	(184,433)
Accumulated net unrealized appreciation on investment	751,154	674,456
Total net assets	$41,731,888	$41,064,158
Net asset value per Common Share	$25.68	$25.68
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment Income
Dividends from investment in GCIF	$881,747	$504,321	$1,491,526	$777,880
Total investment income	881,747	504,321	1,491,526	777,880

Operating Expenses (1)
Administrative services	3,750	3,751	7,500	7,500
Related party reimbursements	59,354	70,295	112,087	146,746
Trustees fees	747	748	1,479	1,488
Professional services fees	36,098	57,697	68,608	99,443
Offering expenses	27,165	88,442	89,113	140,757
Other expenses	21,403	27,203	35,152	56,858
Total operating expenses	148,517	248,136	313,939	452,792
Reimbursement of expense support	69,151	—	69,151	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(55,424)	(260,581)	(67,666)	(571,814)
Net expenses	162,244	(12,445)	315,424	(119,022)
Net investment income	719,503	516,766	1,176,102	896,902

Realized and unrealized gains (losses):
Long term gain distributions from GCIF	—	—	223,008	—
Net change in unrealized appreciation (depreciation) from investment	(155,106)	(31,870)	76,698	191,288
Net realized and unrealized gains (losses)	(155,106)	(31,870)	299,706	191,288
Net increase in net assets resulting from operations	$564,397	$484,896	$1,475,808	$1,088,190

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.44	$0.39	$0.73	$0.78
Earnings per Common Share - basic and diluted	$0.35	$0.36	$0.92	$0.95
Weighted average Common Shares outstanding (basic and diluted)	1,617,051	1,336,542	1,611,012	1,146,496
Distributions per Common Share	$0.46	$0.45	$0.92	$0.91
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operations:
Net investment income	$1,176,102	$896,902
Net realized gain from investment in GCIF	223,008	—
Net change in unrealized appreciation from investment	76,698	191,288
Net increase in net assets resulting from operations	1,475,808	1,088,190
Shareholder distributions:
Distributions from net investment income	(1,176,102)	(896,902)
Distributions from net realized gain on investment	(223,008)	—
Distributions in excess of net investment income	(85,847)	(135,884)
Net decrease in net assets from shareholder distributions	(1,484,957)	(1,032,786)
Capital share transactions:
Issuance of Common Shares	—	20,705,003
Reinvestment of shareholders' distributions	870,184	586,764
Repurchase of Common Shares	(193,305)	(279,647)
Net increase in net assets resulting from capital share transactions	676,879	21,012,120
Total increase in net assets	667,730	21,067,524
Net assets at beginning of period	41,064,158	20,364,450
Net assets at end of period	$41,731,888	$41,431,974

Capital share activity:
Common Shares outstanding at the beginning of the period	1,599,031	790,926
Common Shares issued from subscriptions	—	796,026
Common Shares issued from reinvestment of distributions	33,851	22,539
Common Shares repurchased	(7,517)	(10,776)
Common Shares outstanding at the end of the period	1,625,365	1,598,715
Distributions in excess of net investment income at end of period	$(270,280)	$(252,142)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities
Net increase in net assets resulting from operations	$1,475,808	$1,088,190
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(20,531,000)
Net change in unrealized appreciation from investment	(76,698)	(191,288)
(Increase) decrease in operating assets:
Receivable from related parties	—	(45,228)
Dividend income receivable	—	(168,530)
Prepaid expenses and other assets	89,038	(181,221)
Increase (decrease) in operating liabilities:
Payable to related parties	(99,048)	1,911
Accrued professional services fees	3,961	24,830
Accrued offering expenses	—	55,747
Accounts payable, accrued expenses, and other liabilities	1,513	15,436
Net cash provided by (used in) operating activities	1,394,574	(19,931,153)

Financing activities
Issuance of Common Shares	$—	$20,705,003
Distributions paid	(614,773)	(446,022)
Repurchase of Common Shares	(193,305)	(279,647)
Net cash provided by (used in) financing activities	(808,078)	19,979,334

Net increase in cash	586,496	48,181
Cash, beginning of period	650,811	251,708
Cash, end of period	$1,237,307	$299,889
Supplemental information:
Distributions reinvested	$870,184	$586,764
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
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together the with the Initial Public Offering, the "Public Offerings"). The Registration Statement was declared effective by the SEC on June 13, 2018.
As of June 30, 2018, the Company owned 16.33% of the Master Fund's outstanding common shares.
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
Reclassifications
Certain prior period amounts may be reclassified to conform to the current presentation with no effect on our financial condition, results of operations or cash flows.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	June 30, 2018	4,759,871	4,759,871	$39,898,092	$40,649,246	97.4%
Guggenheim Credit Income Fund	December 31, 2017	4,759,871	4,071,033	$39,898,092	$40,572,548	98.8%
_________________

(1)	Weighted average Master Fund shares owned is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.

Notes to Financial Statements (Unaudited)

Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investment in the Master Fund common shares. No sale, transfer, assignment, pledge, or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
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
The memberships of the Company's Board of Trustees (the "Company's Board" or the "Board of Trustees") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund. Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim.
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
As of June 30, 2018, Guggenheim had incurred organization and offering costs on behalf of the Company related to its Initial Public Offering, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is no longer obligated to reimburse Guggenheim for these expenses as the Initial Public Offering has concluded. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of June 30, 2018 Guggenheim incurred offering costs associated with the Public Offering of $0.1 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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
The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
September 2015	$35,102	$(17,551)	$—	$17,551	NM	$1.92161	September 30, 2018
October 2015	29,802	(14,901)	—	14,901	1.75%	$1.92161	October 31, 2018
November 2015	33,096	(16,548)	—	16,548	1.75%	$1.92161	November 30, 2018
December 2015	5,468	(2,734)	—	2,734	1.75%	$1.92161	December 31, 2018
January 2016	28,793	(14,397)	—	14,396	1.75%	$1.92161	January 31, 2019
February 2016	27,114	(13,557)	—	13,557	1.75%	$1.92161	February 28, 2019
December 2016	71,395	(35,698)	(13,990)	21,707	1.75%	$1.81792	December 31, 2019
January 2017	118,626	(59,313)	—	59,313	1.75%	$1.81792	January 31, 2020
February 2017	82,700	(41,350)	—	41,350	1.75%	$1.81792	February 29, 2020
March 2017	109,908	(54,954)	—	54,954	1.75%	$1.81792	March 31, 2020
April 2017	60,900	(30,450)	—	30,450	1.75%	$1.81792	April 30, 2020
May 2017	90,669	(45,335)	—	45,334	1.75%	$1.81792	May 31, 2020
June 2017	109,012	(54,506)	—	54,506	1.75%	$1.81792	June 30, 2020
August 2017	57,161	(28,581)	—	28,580	1.75%	$1.81792	August 31, 2020
September 2017	3,055	—	—	3,055	1.70%	$1.81792	September 30, 2020
November 2017	16,782	—	—	16,782	1.55%	$1.84440	November 30, 2020
January 2018	6,978	—	—	6,978	1.11%	$1.84440	January 31, 2021
February 2018	3,553	—	—	3,553	1.06%	$1.84440	February 28, 2021
March 2018	1,711	—	—	1,711	1.00%	$1.84440	March 31, 2021
April 2018	55,424	—	—	55,424	1.01%	$1.84440	April 30, 2021
Total				$503,384
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

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2018 and June 30, 2017
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2018 and June 30, 2017:

Notes to Financial Statements (Unaudited)

		Three Months Ended		Six Months Ended
Related Party	Source Agreement & Description	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$70,295	$—	$146,746
Guggenheim	Administrative Services Agreement - expense reimbursement	$59,354	$—	$112,087	$—
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	$—	$180,338	$—	$321,779
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	$—	$(260,581)	$—	$(571,814)
Guggenheim	Expense Support Agreement - expense reimbursement from related parties	$(55,424)	$—	$(67,666)	$—
Guggenheim	Expense Support Agreement - reimbursement of expense support	$69,151	$—	$69,151	$—
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	$—	$275,285	$—	$468,727
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015 and has concluded.
For the six months ended June 30, 2017, the public offering price of the Company's Common Shares ranged from a low of $26.75 per Common Share to a high of $26.90 per Common Share.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the six months ended June 30, 2018 and (ii) the period commencing on July 31, 2015 (inception) and ending June 30, 2018, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Six Months Ended		Inception through
	June 30, 2018		June 30, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offering	—	—	1,587,430	40,564,368
Reinvestment of distributions	33,851	870,184	103,183	2,658,133
Net proceeds from all issuance of Common Shares	33,851	$870,184	1,690,613	$43,222,501
Average net proceeds per Common Share	$25.71		$25.57

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchase programs completed during the six months ended June 30, 2018 and June 30, 2017:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.55%	0.36%
June 6, 2018	38,454	2,504	$64,569	$25.79	6.51%	0.16%
Total	72,897	7,517	$193,305		10.31%

2017:
March 3, 2017	7,995	—	$—	NA	—%	—%
June 19, 2017	13,815	10,776	$279,647	$25.95	78.00%	1.95%
Total	21,810	10,776	$279,647		49.41%
_____________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Master Fund paid on its Common Shares during the three and six months ended June 30, 2018 and June 30, 2017:

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Cash Distribution
For Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,507
April 24	April 25	0.15370	0.15370	247,604
May 29	May 30	0.15370	0.15370	248,471
June 26	June 27	0.15370	0.15370	248,959
			$0.92220	$1,484,957
For Fiscal Year 2017
January 3, 10, 17, 24, 31	February 1	$0.03496	$0.17480	$147,563
February 7, 14, 21, 28	March 1	0.03496	0.13984	133,094
March 7, 14, 21, 28	March 29	0.03496	0.13984	148,554
April 4, 11, 18, 25	April 26	0.03496	0.13984	168,005
May 2, 9, 16, 23, 30	May 31	0.03496	0.17480	232,425
June 6, 13, 20, 27	June 28	0.03496	0.13984	203,145
			$0.90896	$1,032,786
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

Notes to Financial Statements (Unaudited)

Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings per Common Share) for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net increase in net assets resulting from operations	$564,397	$484,896	$1,475,808	$1,088,190
Weighted average Common Shares outstanding (basic and diluted)	1,617,051	1,336,542	1,611,012	1,146,496
Earnings per Common Share - basic and diluted (1)	$0.35	$0.36	$0.92	$0.95
______________________

(1)	Earnings per Common Share, both basic and diluted, were the same in all periods because there were no Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.68	$25.75
Net investment income (1)	0.73	0.78
Net realized gain from investment (1)	0.14	—
Net unrealized gains(2)	0.05	0.23
Net increase resulting from operations	0.92	1.01
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.73)	(0.78)
Distributions from realized gain on investment (3)	(0.14)	—
Distributions in excess of net investment income (3)	(0.05)	(0.13)
Net decrease resulting from distributions	(0.92)	(0.91)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	—	0.07
Net increase in net assets resulting from capital share transactions	—	0.07
Net asset value, end of period	$25.68	$25.92

INVESTMENT RETURNS
Total investment return-net price (5)	—	4.00%
Total investment return-net asset value (6)	3.62%	4.22%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,731,888	$41,431,974
Average net assets (7)	$41,486,342	$29,904,940
Common Shares outstanding, end of period	1,625,365	1,598,715
Weighted average Common Shares outstanding	1,611,012	1,146,496
Ratios-to-average net assets: (7) (8)
Total expenses	0.76%	1.51%
Effect of expense reimbursement from Advisors	—%	(1.91)%
Net expenses	0.76%	(0.40)%
Net investment income	2.83%	3.00%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2018, the Company estimates distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

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

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net price is not annualized. For the six months ending June 30, 2018, there was no applicable net price as the Company only issued Shares through the reinvestment of distributions at net asset value.

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

(8)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2018 and June 30, 2017 were 3.71% and 3.82%, respectively.

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
Results of Operations
Operating results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total investment income	$881,747	$504,321	$1,491,526	$777,880
Net expenses	162,244	(12,445)	315,424	(119,022)
Net investment income	719,503	516,766	1,176,102	896,902
Long term gain distributions from GCIF	—	—	223,008	—
Net change in unrealized appreciation (depreciation) from investment	(155,106)	(31,870)	76,698	191,288
Net increase in net assets resulting from operations	$564,397	$484,896	$1,475,808	$1,088,190
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2018 and June 30, 2017.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Administrative services	$3,750	$3,751	$7,500	$7,500
Related party reimbursements	59,354	70,295	112,087	146,746
Trustees fees	747	748	1,479	1,488
Professional services fees	36,098	57,697	68,608	99,443
Offering expenses	27,165	88,442	89,113	140,757
Other expenses	21,403	27,203	35,152	56,858
Total operating expenses	148,517	248,136	313,939	452,792
Reimbursement of expense support	69,151	—	69,151	—
Less: Expense support from related parties	(55,424)	(260,581)	(67,666)	(571,814)
Net expenses	$162,244	$(12,445)	$315,424	$(119,022)
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
Net Realized Gain from Investment
For the three months ended June 30, 2018 and June 30, 2017, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment. During the three months ended June 30, 2018 and June 30, 2017, distributions from the Master Fund were composed entirely of income.
For the six months ended June 30, 2018 and June 30, 2017, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment. During the six months ended June 30, 2018, $0.2 million of distributions received from the Master Fund were classified as long term gains. During the six months ended June 30, 2017, distributions from the Master Fund were composed entirely of income.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended June 30, 2018, the total net change in unrealized depreciation from our investment in the Master Fund was $0.2 million. For the three months ended June 30, 2017, the total net change in unrealized appreciation from our investment in the Master Fund was less than $0.1 million.
For the six months ended June 30, 2018, the total net change in unrealized appreciation from our investment in the Master Fund was $0.1 million. For the six months ended June 30, 2017, the total net change in unrealized appreciation from our investment in the Master Fund was $0.2 million.
Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017
For the six months ended June 30, 2018 and June 30, 2017, net cash provided by (used for) operating activities was $1.4 million and ($19.9) million, respectively. In 2018, distributions from the Master Fund were the primary provider of cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
Net cash used for financing activities was $0.8 million during the six months ended June 30, 2018, primarily consisted of cash outflows for distributions of $0.6 million to shareholders. Net cash provided by financing activities was $20.0 million during the six months ended June 30, 2017, primarily represented by proceeds from issuance of Common Shares of $20.7 million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2018 and June 30, 2017.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2018. The declared distribution rates per Common Share for the period after June 30, 2018 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share per Record Date
July 31	August 1	$0.15370
August 28	August 29	$0.15370
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2018, 90.7% of the Master Fund's investments, or $339.7 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Net Increase
Basis Points (bps) Increase	per Share
+50 bps	$0.08
+100 bps	0.17
+150 bps	0.25
+200 bps	0.34
The Master Fund regularly measures its exposure to interest rate risk. The Master Fund assesses interest rate risk and manages its interest rate exposure on an ongoing basis by comparing its interest rate sensitive assets to its interest rate sensitive liabilities. Based on that review, the Master Fund determines whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 3, 2018, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2018, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	—	—	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	2,504	$25.79	2,504	—
Total	2,504		2,504	—
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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	August 9, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Brian S. Williams
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10Q of Guggenheim Credit Income Fund for the quarterly period ended June 30,2018. (Filed herewith.)

* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.