Form 10-Q
period 2018-09-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2018-11-08
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 2, 2018 was 1,641,476.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2018	December 31, 2017
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (4,759,871 shares purchased at a cost of $39,898,092 and 4,759,871 shares purchased at a cost of $39,898,092, respectively)	$40,352,215	$40,572,548
Cash	1,447,915	650,811
Receivable from related parties	11,538	—
Prepaid expenses and other assets	4,378	93,653
Total assets	$41,816,046	$41,317,012

Liabilities
Payable to related parties	$37,141	$170,962
Accrued professional services fees	63,720	44,562
Accounts payable, accrued expenses and other liabilities	33,882	37,330
Total liabilities	134,743	252,854
Commitments and contingencies (Note 4. Related Party Agreements)
Net Assets	$41,681,303	$41,064,158

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,635,002 and 1,599,031 Common Shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$1,635	$1,599
Paid-in-capital in excess of par value	41,494,427	40,572,536
Accumulated distributions in excess of net investment income	(268,882)	(184,433)
Accumulated net unrealized appreciation on investment	454,123	674,456
Total net assets	$41,681,303	$41,064,158
Net asset value per Common Share	$25.49	$25.68
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Dividends from investment in GCIF	$910,731	$757,400	$2,402,256	$1,535,280
Total investment income	910,731	757,400	2,402,256	1,535,280

Operating Expenses (1)
Professional services fees	34,345	46,772	102,952	153,480
Related party reimbursements	37,141	58,552	149,228	205,298
Offering expenses	237	110,108	89,350	250,865
Shareholder servicing expenses	5,727	2,966	13,551	22,966
Administrative services	3,750	3,750	11,250	11,250
Trustees fees	765	756	2,244	2,244
Other expenses	23,627	727	50,955	30,320
Total operating expenses	105,592	223,631	419,530	676,423
Reimbursement of expense support	80,750	24,906	149,901	24,906
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(10,786)	(60,217)	(78,452)	(632,031)
Net expenses	175,556	188,320	490,979	69,298
Net investment income	735,175	569,080	1,911,277	1,465,982

Realized and unrealized gains (losses):
Net realized gain from investment in GCIF	—	58,092	—	58,092
Long term gain (loss) distributions from GCIF	(1,310)	—	221,698	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(297,031)	(21,676)	(220,333)	169,612
Net realized and unrealized gains (losses)	(298,341)	36,416	1,365	227,704
Net increase in net assets resulting from operations	$436,834	$605,496	$1,912,642	$1,693,686

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.45	$0.35	$1.18	$1.12
Earnings per Common Share - basic and diluted	$0.27	$0.37	$1.18	$1.30
Weighted average Common Shares outstanding - basic and diluted	1,630,516	1,615,085	1,617,585	1,304,409
Distributions per Common Share	$0.45	$0.45	$1.37	$1.36
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Operations:
Net investment income	$1,911,277	$1,465,982
Net realized gain from investment in GCIF	221,698	58,092
Net change in unrealized appreciation (depreciation) from investment in GCIF	(220,333)	169,612
Net increase in net assets resulting from operations	1,912,642	1,693,686
Shareholder distributions:
Distributions from net investment income	(1,911,277)	(1,465,982)
Distributions from net realized gain on investment	(221,698)	—
Distributions in excess of net investment income	(84,449)	(300,970)
Net decrease in net assets from shareholder distributions	(2,217,424)	(1,766,952)
Capital share transactions:
Issuance of Common Shares	—	21,061,453
Reinvestment of shareholders' distributions	1,290,290	1,016,921
Repurchase of Common Shares	(368,363)	(1,305,521)
Net increase in net assets resulting from capital share transactions	921,927	20,772,853
Total increase in net assets	617,145	20,699,587
Net assets at beginning of period	41,064,158	20,364,450
Net assets at end of period	$41,681,303	$41,064,037

Capital share activity:
Common Shares outstanding at the beginning of the period	1,599,031	790,926
Common Shares issued from subscriptions	—	809,688
Common Shares issued from reinvestment of distributions	50,305	39,150
Common Shares repurchased	(14,334)	(50,355)
Common Shares outstanding at the end of the period	1,635,002	1,589,409
Distributions in excess of net investment income at end of period	$(268,882)	$(417,228)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net increase in net assets resulting from operations	$1,912,642	$1,693,686
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(21,259,800)
Sale of investment in GCIF through GCIF's share repurchase program	—	735,300
Net realized gain from investment in GCIF	—	(58,092)
Net change in unrealized (appreciation) depreciation from investment in GCIF	220,333	(169,612)
(Increase) decrease in operating assets:
Receivable from related parties	(11,538)	134,039
Prepaid expenses and other assets	89,275	(76,588)
Increase (decrease) in operating liabilities:
Payable to related parties	(133,821)	(6,476)
Accrued professional services fees	19,158	39,301
Accrued offering expenses	—	(35,968)
Accounts payable, accrued expenses, and other liabilities	(3,448)	13,567
Net cash provided by (used in) operating activities	2,092,601	(18,990,643)

Financing activities
Issuance of Common Shares	$—	$21,061,453
Repurchase of Common Shares	(368,363)	(1,305,521)
Distributions paid	(927,134)	(750,031)
Net cash provided by (used in) financing activities	(1,295,497)	19,005,901

Net increase in cash	797,104	15,258
Cash, beginning of period	650,811	251,708
Cash, end of period	$1,447,915	$266,966
Supplemental information:
Distributions reinvested	$1,290,290	$1,016,921
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2019 (the "Company"), formerly known as Guggenheim Credit Income Fund - I, was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund" or "GCIF"). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. On October 20, 2017, Guggenheim was approved as the Master Fund's investment advisor by a majority of the votes cast by shareholders.
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
As of September 30, 2018, the Company owned 16.33% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Distributions to the Company's Shareholders
Declared distributions to the Company's shareholders are recorded as a liability as of the record date.
Federal Income Taxes
The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” determined without regard to any dividend paid, as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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

Notes to Financial Statements (Unaudited)

Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2018	4,759,871	4,759,871	4,759,871	$39,898,092	$40,352,215	96.8%
December 31, 2017	4,759,871	4,759,871	4,071,033	$39,898,092	$40,572,548	98.8%
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

Notes to Financial Statements (Unaudited)

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
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into an amended and restated dealer manager agreement, as subsequently amended and restated (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offerings and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calendar days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "Prior O&O Agreement") with CCA and Guggenheim. Under the Prior O&O Agreement, the Company reimbursed CCA and Guggenheim for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses was conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement would not exceed actual expenses incurred by CCA and Guggenheim and their affiliates. CCA and Guggenheim were responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
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

Notes to Financial Statements (Unaudited)

As of September 30, 2018, Guggenheim had incurred organization and offering costs on behalf of the Company related to its Initial Public Offering, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is no longer obligated to reimburse Guggenheim for these expenses as the Initial Public Offering has concluded. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of September 30, 2018, Guggenheim incurred offering costs associated with the Public Offering of $0.2 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimburse-ment through
September 2015	$34,102	$(17,051)	$—	$(17,051)	$—	NM	$1.92161	September 30, 2018
October 2015	30,802	(15,401)	—	—	15,401	1.75%	$1.92161	October 31, 2018
November 2015	33,103	(16,551)	—	—	16,552	1.75%	$1.92161	November 30, 2018
December 2015	5,487	(2,744)	—	—	2,743	1.75%	$1.92161	December 31, 2018
January 2016	28,808	(14,404)	—	—	14,404	1.75%	$1.92161	January 31, 2019
February 2016	27,107	(13,554)	—	—	13,553	1.75%	$1.92161	February 28, 2019
December 2016	65,024	(32,512)	(32,512)	—	—	1.75%	$1.81792	December 31, 2019
January 2017	121,032	(60,516)	(59,058)	—	1,458	1.75%	$1.81792	January 31, 2020
February 2017	85,881	(42,941)	—	—	42,940	1.75%	$1.81792	February 29, 2020
March 2017	104,321	(52,161)	—	—	52,160	1.75%	$1.81792	March 31, 2020
April 2017	61,691	(30,845)	—	—	30,846	1.75%	$1.81792	April 30, 2020
May 2017	91,468	(45,734)	—	—	45,734	1.75%	$1.81792	May 31, 2020
June 2017	107,422	(53,711)	—	—	53,711	1.75%	$1.81792	June 30, 2020
August 2017	58,735	(29,367)	—	—	29,368	1.75%	$1.81792	August 31, 2020
November 2017	18,264	—	—	—	18,264	1.55%	$1.84440	November 30, 2020
January 2018	6,978	—	—	—	6,978	1.11%	$1.84440	January 31, 2021
February 2018	4,097	—	—	—	4,097	1.06%	$1.84440	February 28, 2021
March 2018	1,167	—	—	—	1,167	1.00%	$1.84440	March 31, 2021
April 2018	55,424	—	—	—	55,424	1.01%	$1.84440	April 30, 2021
September 2018	10,785	—	—	—	10,785	1.06%	$1.84440	September 30, 2021
Total					$415,585
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

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2018 and September 30, 2017
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2018 and September 30, 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2018	2017	2018	2017
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$46,683	$—	$193,429
Guggenheim	Administrative Services Agreement - expense reimbursement	$37,141	$11,869	$149,228	$11,869
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	$—	$5,600	$—	$327,379
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	$—	$(60,217)	$—	$(632,031)
Guggenheim	Expense Support Agreement - expense reimbursement from related parties	$(10,786)	$—	$(78,452)	$—
Guggenheim	Expense Support Agreement - reimbursement of expense support	$80,750	$24,906	$149,901	$24,906
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	$—	$8,550	$—	$477,277
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015 and has concluded.
For the nine months ended September 30, 2017, the public offering price of the Company's Common Shares ranged from a low of $26.60 per Common Share to a high of $26.90 per Common Share.

Notes to Financial Statements (Unaudited)

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the nine months ended September 30, 2018 and (ii) the period commencing on July 31, 2015 (inception) through September 30, 2018, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Nine Months Ended		Inception through
	September 30, 2018		September 30, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offering	—	—	1,587,430	40,564,368
Reinvestment of distributions	50,305	1,290,290	119,637	3,078,239
Net proceeds from all issuance of Common Shares	50,305	$1,290,290	1,707,067	$43,642,607
Average net proceeds per Common Share	$25.65		$25.57
Repurchase of Common Shares
The following table is a summary of the share repurchase programs completed during the nine months ended September 30, 2018 and September 30, 2017:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.6%	0.36%
June 6, 2018	38,454	2,504	$64,569	$25.79	6.5%	0.16%
September 5, 2018	40,202	6,817	$175,058	$25.68	17.0%	0.42%
Total	113,099	14,334	$368,363		12.7%

2017:
March 3, 2017	7,995	—	$—	NA	—%	—%
June 19, 2017	13,815	10,776	$279,647	$25.95	78.0%	1.95%
September 20, 2017 (2)	21,105	39,579	$1,025,874	$25.92	187.5%	4.69%
Total	42,915	50,355	$1,305,521		117.3%
_____________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 21,105 Shares on August 16, 2017. After the termination of the Company's purchase offer on September 20, 2017, the Company's Board approved the purchase of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company paid on its Common Shares during the nine months ended September 30, 2018 and September 30, 2017:

Record Date	Payment Date	Distribution per Share per Record Date	Distribution per Share per Payment Date	Cash Distribution
For Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,507
April 24	April 25	0.15370	0.15370	247,604
May 29	May 30	0.15370	0.15370	248,471
June 26	June 27	0.15370	0.15370	248,959
July 31	August 1	0.15370	0.15370	249,818
August 28	August 29	0.15370	0.15370	250,682
September 4, 11, 18, 25	September 26	0.03547	0.14188	231,967
			$1.37148	$2,217,424
For Fiscal Year 2017
January 3, 10, 17, 24, 31	February 1	$0.03496	$0.17480	$147,563
February 7, 14, 21, 28	March 1	0.03496	0.13984	133,094
March 7, 14, 21, 28	March 29	0.03496	0.13984	148,554
April 4, 11, 18, 25	April 26	0.03496	0.13984	168,005
May 2, 9, 16, 23, 30	May 31	0.03496	0.17480	232,425
June 6, 13, 20, 27	June 28	0.03496	0.13984	203,145
July 4, 11, 18, 25	July 26	0.03496	0.13984	224,332
August 1, 8, 15, 22, 29	August 30	0.03496	0.17480	282,742
September 26	September 27	0.13984	0.13984	227,092
			$1.36344	$1,766,952
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings per Common Share) for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$436,834	$605,496	$1,912,642	$1,693,686
Weighted average Common Shares outstanding - basic and diluted	1,630,516	1,615,085	1,617,585	1,304,409
Earnings per Common Share - basic and diluted (1)	$0.27	$0.37	$1.18	$1.30
______________________

(1)	Earnings per Common Share, both basic and diluted, were the same in all periods because there were no Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.68	$25.75
Net investment income (1)	1.18	1.12
Net realized gain from investment (1)	0.14	0.04
Net unrealized gains (2)	(0.14)	0.25
Net increase resulting from operations	1.18	1.41
Distributions to common shareholders (3)
Distributions from net investment income (3)	(1.18)	(1.12)
Distributions from realized gain on investment (3)	(0.14)	—
Distributions in excess of net investment income (3)	(0.05)	(0.24)
Net decrease resulting from distributions	(1.37)	(1.36)
Capital Share transactions
Issuance of Common Shares above net asset value (4)	—	0.06
Repurchase of Common Shares	—	(0.02)
Net increase in net assets resulting from capital share transactions	—	0.04
Net asset value, end of period	$25.49	$25.84

INVESTMENT RETURNS
Total investment return-net price (5)	N/A	5.44%
Total investment return-net asset value (6)	4.71%	5.66%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,681,303	$41,064,037
Average net assets (7)	$41,551,852	$33,403,670
Common Shares outstanding, end of period	1,635,002	1,589,409
Weighted average Common Shares outstanding	1,617,585	1,304,409
Ratios-to-average net assets: (7) (8)
Total expenses	1.18%	2.02%
Effect of expense reimbursement from Advisors	0.17%	(1.82)%
Net expenses	1.01%	0.20%
Net investment income	4.60%	4.39%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements (Unaudited)

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2018, the Company estimates distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net price is not annualized. For the nine months ending September 30, 2018, there was no applicable net price as the Company only issued Shares through the reinvestment of distributions at net asset value.

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

(8)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the nine months ended September 30, 2018 and September 30, 2017 were 5.46% and 5.92%, respectively.

Note 9. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

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
Results of Operations
Operating results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total investment income	$910,731	$757,400	$2,402,256	$1,535,280
Net expenses	175,556	188,320	490,979	69,298
Net investment income	735,175	569,080	1,911,277	1,465,982
Net realized gain from investment in GCIF	—	58,092	—	58,092
Long term gain (loss) distributions from GCIF	(1,310)	—	221,698	—
Net change in unrealized appreciation (depreciation) from investment	(297,031)	(21,676)	(220,333)	169,612
Net increase in net assets resulting from operations	$436,834	$605,496	$1,912,642	$1,693,686
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2018 and September 30, 2017.

Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative services	$3,750	$3,750	$11,250	$11,250
Related party reimbursements	37,141	58,552	149,228	205,298
Trustees fees	765	756	2,244	2,244
Professional services fees	34,345	46,772	102,952	153,480
Offering expenses	237	110,108	89,350	250,865
Shareholder servicing expenses	5,727	2,966	13,551	22,966
Other expenses	23,627	727	50,955	30,320
Total operating expenses	105,592	223,631	419,530	676,423
Reimbursement of expense support	80,750	24,906	149,901	24,906
Less: Expense support from related parties	(10,786)	(60,217)	(78,452)	(632,031)
Net expenses	$175,556	$188,320	$490,979	$69,298
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
Net Realized Gains (Losses) from Investment
For the three and nine months ended September 30, 2018, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment. During the three and nine months ended September 30, 2018, distributions from the Master Fund were composed entirely of income and gains. During the three and nine months ended September 30, 2018, less than $(0.1) million and $0.2 million of distributions received from the Master Fund were classified as long term gain (loss).
For the three and nine months ended September 30, 2017, we had realized gains of $0.1 million and $0.1 million, respectively, as a result of our sale of Master Fund Shares. During the three and nine months ended September 30, 2017, distributions from the Master Fund were composed entirely of income.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and nine months ended September 30, 2018, the total net change in unrealized depreciation from our investment in the Master Fund was $(0.3) million and $(0.2) million, respectively.
For the three and nine months ended September 30, 2017, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was less than $(0.1) million and $0.2 million, respectively.
Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017
For the nine months ended September 30, 2018 and September 30, 2017, net cash provided by (used for) operating activities was $2.1 million and $(19.0) million, respectively. In 2018, distributions from the Master Fund were the primary provider of cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
Net cash used for financing activities was $1.3 million during the nine months ended September 30, 2018, primarily consisted of cash outflows for distributions of $0.9 million to shareholders. Net cash provided by financing activities was $19.0 million during the nine months ended September 30, 2017, primarily represented by proceeds from issuance of Common Shares of $21.1 million.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2018 and September 30, 2017.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. We believe that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2. Significant Accounting Policies.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2018. The declared distribution rates per Common Share for the period after September 30, 2018 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date
October 2, 9, 16, 23, 30	October 31	$0.03547	$0.17735
November 6, 13, 20, 27	November 28	$0.03547	$0.14188
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2018, 91.2% of the Master Fund's debt investments ( 88.5% of total investments), or $329.4 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of September 30, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Basis Points (bps)	Net Increase
Increase	per Share
+50 bps	$0.06
+100 bps	0.13
+150 bps	0.20
+200 bps	0.26
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 5, 2018, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2018, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None.
(b)    None.
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	—	—	—
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	6,817	$25.68	6,817	—
Total	6,817		6,817	—
____________________

(1)
The maximum number of shares available for repurchase on August 1, 2018 was 40,202 shares. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	November 8, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Brian S. Williams
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

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 99(a)(4) filed with the Registrant's Form N-2 (File No. 814-01091) as filed March 29, 2018.

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016)

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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K as filed on November 2, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2018. (Filed herewith).

* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.