Form 10-K
period 2018-12-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2019-03-14
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2018, non-affiliates held 1,624,078 of the outstanding common shares with an aggregate market value of $41.7 million based on a net asset value of $25.68 per common share.
The number of the Registrant's common shares outstanding as of March 7, 2019 was 1,641,392.
Documents Incorporated by Reference
None.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

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
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund 2019. Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

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
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. All of our filings can also be obtained for free on the SEC’s website at www.sec.gov. For more information, please visit www.guggenheiminvestments.com/credit-income-fund.
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
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our regulated investment company ("RIC" or "RICs") status under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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
Our distributions to shareholders may be funded from waivers of investment advisory fees, or expense reimbursements, that are subject to repayment pursuant to our expense reimbursement agreement.
We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions will be funded through the reimbursement of certain expenses by the Advisor, that are subject to repayment by us within three years or waivers of investment advisory fees otherwise imposed by the Advisor. Any such distributions funded through expense reimbursements or waivers will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor continues to make such reimbursements of certain expenses or waives such fees. Our future repayments of amounts reimbursed by the Advisor will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. The Advisor has no obligation to reimburse expenses in future periods.
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
In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital net of sales load and fund expenses previously paid and will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in interests of portfolio companies.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Although interest rates are expected to begin to rise, the current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further information on the impact interest rate changes could have on our results of operations.
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
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$374.1 million in income earning total assets at the beginning of 2019;

•	$150.0 million in senior securities outstanding at the beginning of 2019;

•	$236.2 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 5.29% for 2019 (the stated interest rate is 3 month LIBOR +2.50%).
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

						Breakeven
Assumed return on our portfolio (net of expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%	2.12%
Corresponding return to shareholders	(19.2)%	(11.28)%	(3.36)%	4.56%	12.48%	—%
The illustrative results in the table above indicate that an assumed (5.00)% annual return on our earning assets in 2019 would hypothetically result in a (11.28)% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2019 would hypothetically result in a 4.56% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 2.12% in 2019 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2019.
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
Recent legislation may allow us to incur additional leverage.
Previously, under Section 61 of the 1940 act and as an existing non-traded BDC, we were generally not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation that has become law has modified this section of the 1940 Act and increased the amount of debt that new BDCs and certain publicly traded BDCs may incur by modifying the percentage from 200% to 150%. However, it is still uncertain as to how this modification affects existing BDCs who are not publicly traded. Currently, we are still held to an asset coverage ratio of at least 200% but clarity in this law as to how it affects existing non-traded BDCs may allow us, in the future, to incur additional indebtedness similar to certain publicly traded BDCs, and, therefore, your risk of an investment in us may increase.
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
The Advisor and its affiliates will receive substantial fees from us in return for its services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Dealer Manager and the Advisor). These compensation arrangements could affect our Advisor’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional Dealer Manager fees and the Advisor to earn increased investment advisory fees.

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
In the course of performing its duties, the members, officers, directors, employees, principals, or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by Guggenheim's information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor’s other businesses. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Advisor.
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
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
The Master Fund received an exemptive order from the SEC that permits it to, among other things, co-invest in privately-negotiated transactions alongside other funds, including funds managed by Guggenheim and certain of its affiliates. The exemptive order is subject to certain terms and conditions. Accordingly, when the Master Fund co-invests in privately-negotiated transactions with other accounts or other entities managed by Guggenheim, those transactions will be subject to the various conditions contained in the SEC exemptive order pertaining to co-investment transactions. However, if the Master Fund co-invests in transactions with other accounts or other entities managed by Guggenheim which are not subject to the various conditions contained in our exemptive order, then those transactions will be subject to the limited circumstances currently permitted by applicable SEC staff guidance and interpretations. The Master Fund has adopted Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy provides that once an investment has been approved and is deemed to be in the Master Fund's best interest, then the Master Fund will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that the Master Fund will be presented with all investment opportunities that fit within its investment strategy and that it will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
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
As a result of our need to satisfy the annual distribution requirement in order to be subject to tax as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Master Fund may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that the Master Fund's asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Recent legislation has reduced the asset coverage requirements for BDCs, subject to certain approvals and conditions. If the Master Fund obtains the necessary approvals and meets the applicable conditions, it may incur increased leverage and be subject to additional risk. If the Master Fund issues senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit the Master Fund's investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
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
The net proceeds from the sale of Shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses, such as management fees, incentive fees, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute dividends for U.S. federal income tax purposes each taxable year generally of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders in order to maintain our ability to be subject to tax as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason, we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent you are able to sell your Shares under the share repurchase program, you may not be able to recover the amount of your investment in our Shares.
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
We will have a finite term and we intend to liquidate our interest in the Master Fund and distribute all proceeds to shareholders on or before December 31, 2026. If market conditions are unfavorable at the time of our liquidation, you may receive liquidation proceeds that are less than your investment in our Shares.
GCIF 2016T also has a finite term and the timing of its liquidation will like occur before any liquidation that we may have. GCIF 2016T's liquidation may be at a time that is disadvantageous to the Master Fund and our shareholders.
GCIF 2016T also has finite terms and the timing of their liquidations will likely occur before any liquidation that we may have. The Master Fund may sell some of its investments, borrow additional funds, or use capital raised from other feeder funds, including us, to meet the liquidation needs of GCIF 2016T. GCIF 2016T's liquidation may be at a time that is disadvantageous to the Master Fund and, thus, our shareholders through our ownership of the Master Fund. GCIF 2016T intends to liquidate its interests in the Master Fund and distribute all proceeds to its shareholders on or before December 31, 2021.

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
If a Liquidity Event were to be in the form of listing of the Master Fund’s shares on a national securities exchange, the price at which the shares of the Master Fund trade from time to time may be below the Master Fund’s then current Net Asset value.
One of the options that our Board of Trustees may recommend to pursue a Liquidity Event may be a listing of the Master Fund’s shares on a national securities exchange. Such a listing would require the approval of the shareholders of the Feeder Funds voting together as a single class, and, if approved, would result in the liquidation and dissolution of each feeder fund, including us, at which point all shareholders of each feeder fund would become direct shareholders of the Master Fund. We cannot assure you that a trading market will develop for the Master Fund’s shares after the listing or, if one develops, that such trading market will be sustained. In addition, we cannot predict the prices at which the shares of the Master Fund will trade, whether at, above or below NAV. Shares of publicly traded BDCs often trade at a discount to the initial offering price due to initial front end load cost and other related offering expenses. Also, shares of publicly traded BDCs frequently trade at a discount to NAV, and the shares of the Master Fund may also be discounted in the market. This characteristic of publicly traded BDCs is separate and distinct from the risk that our NAV per share may decline and may be greater for investors expecting to sell shares after the Master Fund listing occurs. In addition, if shares of the Master Fund trade below its then current NAV, the Master Fund will generally not be able to sell additional shares of common stock to the public without, among other things, the requisite shareholder approval.

Certain provisions of our Declaration of Trust and actions of the Board of Trustees could deter takeover attempts and have an adverse impact on the value of our Shares.
Our Declaration of Trust, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board of Trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series if the required approval is obtained from SEC; and our Board of Trustees may, without shareholder action, amend our Declaration of Trust to increase the number of our Shares, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our Shares the opportunity to realize a premium over the value of our Shares.
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

The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends for U.S federal income tax purposes to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. Upon satisfying this requirement, we would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
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
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
We invest all or substantially all of our assets in the Master Fund, which intends to qualify as a RIC. Failure of the Master Fund to qualify will have an adverse effect on our qualification as a RIC.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt instruments acquired in the secondary market and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. The resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution, as well as the amount of our distributions and, as such, could have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
Portfolio investments held by the Master Fund may present special tax issues.
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for the Master Fund. U.S. federal income tax rules are not entirely clear about issues such as when a taxpayer may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments or equity securities, how payments received on debt instruments in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Master Fund to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require the Master Fund to make taxable distributions to us in connection with maintaining its RIC tax status or precluding the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Master Fund, the Master Fund may be required to borrow money or dispose of other investments to be able to make distributions to us.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.
Item 3. Legal Proceedings.
At March 7, 2019, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Shareholders
As of March 7, 2019, we had 782 record holders of our Shares.
Continuous Public Offering of Common Shares
We are selling our Shares on a continuous basis under Securities Act File No. 333-198667 ("Registration Statement") that was initially declared effective as of July 31, 2015 (the "Public Offering"). Our Public Offering was temporarily suspended on August 23, 2017 through June 13, 2018 due to the replacement of the dealer manager. Our Public Offering will terminate the earlier of (i) December 31, 2020 (subject to extension under limited conditions), (ii) the date that all of the remaining Shares available in the Public Offering have been sold, or (iii) the date our Board or Trustees otherwise determines to terminate the Public Offering.
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
The following table lists the NAV per share, the POP and Net POP for Shares sold in our Public Offering, the Net POP premium expressed as a percentage of NAV, and quarterly declared distributions per Share throughout the Public Offering period, including the third quarter of 2017 when the Public Offering was suspended. There were no Shares sold during the year ended December 31, 2018.

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

The average POP is $26.10 per Common Share and the average net proceeds per Common Share is $25.56 as of December 31, 2017, including proceeds from our distribution reinvestment plan. The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 31, 2015 and ending December 31, 2018:

	Inception through December 31, 2018
	Shares	Amount
Gross proceeds from Public Offering	1,587,430	41,431,640
Dealer Manager fees and commissions	—	(867,272)
Net proceeds to the Company from Public Offering	1,587,430	40,564,368
Reinvestment of distributions	136,081	3,491,356
Net proceeds from issuance of Shares	1,723,511	44,055,724
Average net proceeds per Common Share	25.56
Registrant's Purchases of Equity Securities
We commenced our share repurchase program in July 2016 and the initial repurchase of Common Shares occurred in June 2017. We limit repurchases in each quarter to 2.5% of the weighted average number of Common Shares outstanding in the prior four calendar quarters. Our Board of Trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. We repurchased 40,298 Common Shares during the three months ended December 31, 2018. See Note 5. Common Shares for the history of our periodic share repurchase programs.
The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	40,298	$25.49	40,298	—
Total	40,298		40,298	—
______________________

(1)
The maximum number of Shares available for repurchase on December 20, 2018 was 40,298. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our audited financial statements included herein.

Unregistered Sale of Equity Securities
None.

Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2018, 2017 and 2016:

	Cash Distributions Declared Per Share
Quarter	2018	2017	2016
First	$0.46110	$0.45448	$0.46888
Second	0.46110	0.45448	0.45448
Third	0.44928	0.45448	0.45448
Fourth	0.57414	0.46110	0.45448
Total	$1.94562	$1.82454	$1.83232
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2018, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2019, a Form 1099-DIV was sent to our non-corporate shareholders which stated the amount and source allocations of the 2018 declared distributions.

Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2018, (ii) as of and for the year ended December 31, 2017, (iii) as of and for the year ended December 31, 2016, and (iv) as of and for the period from July 31, 2015 (inception) to December 31, 2015 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended	Year Ended	Year Ended	Inception through
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Statements of operations data:
Dividends from investment in GCIF	$3,455,468	$2,503,467	$338,958	$2,107
Operating expenses
Total operating expenses	537,594	857,377	593,629	142,510
Reimbursement of expense support	156,581	252,732	—	—
Less: Expense support from related parties	(91,269)	(648,813)	(705,241)	(141,317)
Net expenses	602,906	461,296	(111,612)	1,193
Net investment income	2,852,562	2,042,171	450,570	914
Net realized gain from investment in GCIF	43,731	58,092	—	—
Long term gain distributions from GCIF	567,247	58,279	—	—
Net change in unrealized appreciation (depreciation) from investment	(2,110,349)	24,824	656,286	(6,654)
Net increase (decrease) in net assets resulting from operations	$1,353,191	$2,183,366	$1,106,856	$(5,740)
Per Share data:
Net Asset Value per Common Share	$24.56	$25.68	$25.75	$24.42
Net investment income per Common Share outstanding - basic and diluted	$1.76	$1.48	$1.41	$0.58
Earnings (loss) per Common Share - basic and diluted	$0.83	$1.58	$3.46	$(3.65)
Distributions per Common Share	$1.95	$1.82	$1.83	$0.41
Other data:
Total investment return-net price (1)	N/A	6.77%	12.45%	(4.09)%
Total investment return-net asset value (2)	3.21%	7.00%	13.47%	(4.09)%
Net investment activity for the period	$364,000	$20,524,500	$19,190,500	$125,000
Statements of Assets and Liabilities data:
Total assets	$39,922,480	$41,317,012	$20,473,913	$167,716
Total net assets	$39,570,591	$41,064,158	$20,364,450	$118,223

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," "our," and the "Company" refer to Guggenheim Credit Income Fund 2019. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 7 have the same meaning as in the accompanying financial statements presented in Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein.
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
Results of Operations
Operating results for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Total investment income	$3,455,468	$2,503,467	$338,958
Net expenses	602,906	461,296	(111,612)
Net investment income	2,852,562	2,042,171	450,570
Net realized gain from investment in GCIF	43,731	58,092	—
Long term gain distributions from investment in GCIF	567,247	58,279	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(2,110,349)	24,824	656,286
Net increase in net assets resulting from operations	$1,353,191	$2,183,366	$1,106,856
Investment Income
Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2018	2017	2016
Administrative services	$15,000	$15,000	$15,000
Related party reimbursements	204,822	233,330	269,436
Trustees fees	3,000	3,000	3,000
Professional services fees	122,233	172,093	140,158
Shareholder servicing expenses	19,278	24,022	—
Organization and offering expenses	93,728	352,025	128,811
Other expenses	79,533	57,907	37,224
Total operating expenses	537,594	857,377	593,629
Reimbursement of expense support	156,581	252,732	—
Less: Expense support from related parties	(91,269)	(648,813)	(705,241)
Net expenses	$602,906	$461,296	$(111,612)
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
Net Realized Gains from Investment
For the year ended December 31, 2018, we had a net realized gain of less than $0.1 million as a result of our sale of Master Fund Shares. In 2018, $0.6 million of distributions received from the Master Fund was classified as a long term gain distribution. For the year ended December 31, 2017, we had a net realized gain of $0.1 million as a result of our sale of Master Fund Shares. In 2017, $0.1 million of distributions received from the Master Fund was classified as a long term gain distribution. For the year ended December 31, 2016, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the year ended December 31, 2018, the total net change in unrealized depreciation from our investment in the Master Fund was $(2.1) million. For the year ended December 31, 2017, the total net change in unrealized appreciation from our investment in the Master Fund was less than $0.1 million. For the year ended December 31, 2016, the total net change in unrealized appreciation from our investment in the Master Fund was $0.7 million.
Cash Flows for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, net cash provided by (used in) operating activities was $2.5 million, $(18.1) million and $(18.9) million, respectively. For the year ended December 31, 2018, the main source of cash is from distributions received from investment in the Master Fund. For the years ended December 31, 2017 and December 31, 2016, the primary use of cash is the purchase of investment in the Master Fund's shares.
Net cash used in financing activities was $(2.7) million during the year ended December 31, 2018, primarily represented by repurchase of common shares of $(1.4) million and distribution of $(1.3) million. Net cash provided by financing activities was $18.5 million during the year ended December 31, 2017, primarily represented by proceeds from issuance of Common Shares of $21.1 million. Net cash provided by financing activities was $19.1 million for the year ended December 31, 2016, primarily represented by proceeds from issuance of Common Shares of $19.4 million.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2018 and December 31, 2017.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income, expense, gain and loss during the reporting period. We believe that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2. Significant Accounting Policies.
Valuation of Investments
We invest substantially all of our equity capital in the purchase of Master Fund common shares. We determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.
From October 15, 2016 through August 4, 2017, the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.59 per share.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after December 31, 2018. The declared distribution rates per Common Share for the period after December 31, 2018 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
January 7, 14, 21, 28	January 30	$0.03547	$0.17735	(1)
February 4, 11, 18, 25	February 27	0.03547	0.14188
March 4, 11, 18, 25	March 27	0.03547	0.14188
______________________

(1)	The January distribution payment included one record date from December 2018.
Related Party Agreements and Transactions
Expense Support and Conditional Reimbursement Agreement
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) to pay for administrative services, and (iii) compensate Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party transactions and expense reimbursement agreements.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2018, 92.6% of the Master Fund's debt investments (90.0% of total investments), or $336.7 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.06
+100 bps	0.13
+150 bps	0.19
+200 bps	0.26

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2019

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Guggenheim Credit Income Fund 2019 (the “Company”) as of December 31, 2018, the related statements of operations, changes in net assets and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 14, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund 2019:
Opinion on the Financial Statements
We have audited the statement of assets and liabilities of Guggenheim Credit Income Fund 2019 (formerly known as Guggenheim Credit Income Fund - I) as of December 31, 2017, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 14, 2018

We served as the Company’s auditor from 2015 to 2017.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (4,803,777 shares purchased at a cost of $40,305,823 and 4,579,871 shares purchased at a cost of $39,898,092, respectively)	$38,869,930	$40,572,548
Cash	494,255	650,811
Dividends receivable	558,295	—
Prepaid expenses and other assets	—	93,653
Total assets	$39,922,480	$41,317,012

Liabilities
Payable to related parties	$62,274	$170,962
Accrued professional services fees	53,487	44,562
Distribution Payable	182,108	—
Accounts payable, accrued expenses and other liabilities	54,020	37,330
Total liabilities	351,889	252,854
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$39,570,591	$41,064,158

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,611,147 and 1,599,031 Common Shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$1,611	$1,599
Paid-in-capital in excess of par value	40,689,858	40,572,536
Accumulated undistributed (distributions in excess of) net investment income	6,073	(184,433)
Accumulated undistributed realized gain	308,942	—
Net unrealized appreciation (depreciation)	(1,435,893)	674,456
Total net assets	$39,570,591	$41,064,158
Net asset value per Common Share	$24.56	$25.68
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017	2016
Investment Income
Dividends from investment in GCIF	$3,455,468	$2,503,467	$338,958
Total investment income	3,455,468	2,503,467	338,958

Operating Expenses (1)
Administrative services	15,000	15,000	15,000
Related party reimbursements	204,822	233,330	269,436
Trustees fees	3,000	3,000	3,000
Professional services fees	122,233	172,093	140,158
Shareholder servicing expenses	19,278	24,022	—
Organization and offering costs	93,728	352,025	128,811
Other expenses	79,533	57,907	37,224
Total operating expenses	537,594	857,377	593,629
Reimbursement of expense support	156,581	252,732	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(91,269)	(648,813)	(705,241)
Total net expenses	602,906	461,296	(111,612)
Net investment income	2,852,562	2,042,171	450,570

Realized and unrealized gains (losses):
Net realized gain from investment in GCIF	43,731	58,092	—
Long term gain distributions from investment in GCIF	567,247	58,279	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(2,110,349)	24,824	656,286
Net realized and unrealized gains (losses)	(1,499,371)	141,195	656,286
Net increase in net assets resulting from operations	$1,353,191	$2,183,366	$1,106,856

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$1.76	$1.48	$1.41
Earnings per Common Share - basic and diluted	$0.83	$1.58	$3.46
Weighted average Common Shares outstanding - basic and diluted	1,622,410	1,377,715	319,795
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2018	2017	2016
Operations:
Net investment income	$2,852,562	$2,042,171	$450,570
Net realized gain from investment in GCIF	610,978	116,371	—
Net change in unrealized appreciation (depreciation) from investment	(2,110,349)	24,824	656,286
Net increase in net assets resulting from operations	1,353,191	2,183,366	1,106,856
Shareholder distributions:
Distributions from net investment income	(2,852,562)	(2,042,171)	(450,570)
Distributions from realized gain on investment	(302,036)	(116,371)	—
Distributions in excess of net investment income	—	(343,887)	(122,253)
Net decrease in net assets from shareholder distributions	(3,154,598)	(2,502,429)	(572,823)
Capital share transactions:
Issuance of Common Shares	—	21,061,453	19,377,915
Reinvestment of shareholders' distributions	1,703,407	1,453,455	334,279
Repurchase of Common Shares	(1,395,567)	(1,496,137)	—
Net increase in net assets resulting from capital share transactions	307,840	21,018,771	19,712,194
Total increase (decrease) in net assets	(1,493,567)	20,699,708	20,246,227
Net assets at beginning of period	41,064,158	20,364,450	118,223
Net assets at end of period	$39,570,591	$41,064,158	$20,364,450

Capital share activity:
Common Shares outstanding at the beginning of the period	1,599,031	790,926	4,842
Common Shares issued from subscriptions	—	809,688	772,924
Common Shares issued from reinvestment of distributions	66,748	56,149	13,160
Common Shares repurchased	(54,632)	(57,732)	—
Common Shares outstanding at the end of the period	1,611,147	1,599,031	790,926
Distributions per Common Share	$1.95	$1.82	$1.83
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017	2016
Operating activities
Net increase in net assets resulting from operations	$1,353,191	$2,183,366	$1,106,856
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	(1,000,000)	(21,259,800)	(19,190,500)
Sale of Master Fund shares	636,000	735,300	—
Net realized gain from investment in GCIF	(43,731)	(58,092)	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	2,110,349	(24,824)	(656,286)
(Increase) decrease in operating assets:
Receivable from related parties	—	138,773	(132,751)
Dividends receivable	(558,295)	—	2,107
Prepaid expenses and other assets	93,653	24,647	(118,300)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses, and other liabilities	16,690	23,432	11,055
Payable to related parties	(108,688)	153,826	17,136
Accrued professional services fees	8,925	2,101	(4,189)
Accrued offering expenses	—	(35,968)	35,968
Net cash provided by (used in) operating activities	2,508,094	(18,117,239)	(18,928,904)

Financing activities
Issuance of Common Shares	$—	$21,061,453	$19,377,915
Repurchase of Common Shares	(1,395,567)	(1,496,137)	—
Distributions paid	(1,269,083)	(1,048,974)	(238,544)
Net cash provided by (used in) financing activities	(2,664,650)	18,516,342	19,139,371

Net increase (decrease) in cash	(156,556)	399,103	210,467
Cash, beginning of period	650,811	251,708	41,241
Cash, end of period	$494,255	$650,811	$251,708
Supplemental information:
Distributions reinvested	$1,703,407	$1,453,455	$334,279
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
NOTES TO FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2019 (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund" or "GCIF"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
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
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together with the Initial Public Offering, the "Public Offerings"). The Registration Statement was declared effective by the SEC on June 13, 2018.
As of December 31, 2018, the Company owned 16.45% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying financial statements of the Company and the related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company's financial statements should be read in conjunction with the Master Fund's financial statements.
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
Federal Income Taxes
The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” determined without regard to any dividend paid, as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate incurring a material level of federal income taxes.
The Company is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31st of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Company incurred no federal income tax. The Company may, at its discretion, incur a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.

Notes to Financial Statements

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statement of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, open U.S. Federal and state income tax years include the tax years ended December 31, 2015 through December 31, 2017. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
December 31, 2018	4,803,777	4,809,680	4,772,425	$40,305,823	$38,869,930	98.2%
December 31, 2017	4,759,871	4,759,871	4,071,033	$39,898,092	$40,572,548	98.8%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge, or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
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

Notes to Financial Statements

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

Notes to Financial Statements

As of December 31, 2018, Guggenheim had incurred organization and offering costs on behalf of the Company related to its Initial Public Offering, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is no longer obligated to reimburse Guggenheim for these expenses as the Initial Public Offering has concluded. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of December 31, 2018, Guggenheim incurred offering costs associated with the Public Offering of $0.5 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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

Notes to Financial Statements

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimburse-ment through
September 2015	$34,102	$(17,051)	$—	$(17,051)	$—	NM	$1.92161	9/30/2018
October 2015	30,802	(15,401)	—	(15,401)	—	1.75%	1.92161	10/31/2018
November 2015	33,103	(16,551)	—	(16,552)	—	1.75%	1.92161	11/30/2018
December 2015	5,487	(2,744)	—	(2,743)	—	1.75%	1.92161	12/31/2018
January 2016	28,808	(14,404)	—	—	14,404	1.75%	1.92161	1/31/2019
February 2016	27,107	(13,554)	—	—	13,553	1.75%	1.92161	3/1/2019
November 2016	147,499	(73,750)	(73,749)	—	—	1.75%	1.81792	11/30/2019
December 2016	65,024	(32,512)	(32,512)	—	—	1.75%	1.81792	12/31/2019
January 2017	121,032	(60,516)	(60,516)	—	—	1.75%	1.81792	1/31/2020
February 2017	85,881	(42,941)	(5,222)	—	37,718	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	—	52,160	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	—	30,845	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	—	45,734	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	—	53,711	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
Total					$387,025
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

Notes to Financial Statements

Summary of Related Party Transactions for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

		For the Year Ended December 31,
Related Party	Source Agreement & Description	2018	2017	2016
	Related Party Expense:
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$193,429	$269,436
Guggenheim	Administrative Services Agreement - expense reimbursement	204,822	39,901	—
CCA & Guggenheim	O&O Agreements - organization expenses reimbursements	—	—	97,631
CCA & Guggenheim	O&O Agreements - offering expenses reimbursements	—	327,379	149,480
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	156,581	252,732	—
Dealer Manager (Carey Financial)	Dealer Manager Agreement - dealer manager fees	—	477,277	389,995
	Related Party Income:
CCA & Guggenheim	Prior Expense Support Agreements - expense support from related parties	—	632,031	705,241
Guggenheim	Expense Support Agreement - expense support from related parties	91,269	16,782	—
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
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

Notes to Financial Statements

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the year ended December 31, 2018 and (ii) the period commencing on July 31, 2015 (inception) through December 31, 2018, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Year Ended December 31, 2018		Inception through December 31, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,587,430	$41,431,640
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offering	—	—	1,587,430	40,564,368
Reinvestment of distributions	66,748	1,703,407	136,081	3,491,356
Net proceeds from all issuance of Common Shares	66,748	$1,703,407	1,723,511	$44,055,724
Average net proceeds per Common Share	$25.52		$25.56
Repurchase of Common Shares
The following table is a summary of the share repurchase programs completed during the year ended December 31, 2018, December 31, 2017 and December 31, 2016:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.6%	0.36%
June 6, 2018	38,454	2,504	64,569	25.79	6.5%	0.16%
September 5, 2018	40,202	6,817	175,058	25.68	17.0%	0.42%
December 6, 2018	40,298	40,298	1,027,203	$	100.0%	2.50%
Total	153,397	54,632	$1,395,566		35.6%

2017:
March 3, 2017	7,995	—	$—	$—	—%	—%
June 19, 2017	13,815	10,776	279,647	25.95	78.0%	1.95%
September 20, 2017 (2)	21,105	39,579	1,025,874	25.92	187.5%	4.69%
December 20, 2017	28,529	7,377	190,616	25.84	25.9%	0.65%
Total	71,444	57,732	$1,496,137		80.8%

2016:
September 9, 2016	1,602	—	$—	$—	—%	—%
December 19, 2016	4,038	—	—	—	—%	—%
Total	5,640	—	$—		—%
_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 21,105 Shares on August 16, 2017. After the termination of the Company's purchase offer on September 20, 2017, the Company's Board of Trustees approved the purchase of all Shares that were validly tendered.

Note 6. Distributions
Total distributions declared and the sources of distributions on a GAAP basis for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented in the table below:

Notes to Financial Statements

Record Date	Payment Date	Distribution per Share per Record Date	Distribution per Share per Payment Date	Cash Distribution
For the Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,507
April 24	April 25	0.15370	0.15370	247,604
May 29	May 30	0.15370	0.15370	248,471
June 26	June 27	0.15370	0.15370	248,959
July 31	August 1	0.15370	0.15370	249,818
August 28	August 29	0.15370	0.15370	250,682
September 4, 11, 18, 25	September 26	0.15370	0.14188	231,967
October 2, 9, 16, 23, 30	October 31	0.03547	0.17735	289,968
November 6, 13, 20, 27	November 28	0.03547	0.14188	232,893
December 3, 10, 17, 24	December 26	0.03547	0.14188	232,204
December 28	January 16, 2019	0.07756	0.07756	124,961
December 31	January 30, 2019	0.03547	0.03547	57,148
			$1.94562	$3,154,598
For the Fiscal Year 2017
January 3, 10, 17, 24, 31	February 1	$0.03496	$0.17480	147,563
February 4, 14, 21, 28	March 1	0.03496	0.13984	133,094
March 7, 14, 21, 28	March 29	0.03496	0.13984	148,554
April 4, 11, 18, 25	April 26	0.03496	0.13984	168,005
May 2, 9, 16, 23, 30	May 31	0.03496	0.17480	232,425
June 6, 13, 20, 27	June 28	0.03496	0.13984	203,145
July 4, 11, 18, 25	July 26	0.03496	0.13984	224,332
August 1, 8, 15, 22, 29	August 30	0.03496	0.17480	282,742
September 26	September 27	0.13984	0.13984	227,092
October 30	October 31	0.15370	0.1537	244,292
November 27	November 28	0.15370	0.1537	245,157
December 21	December 22	0.15370	0.1537	246,028
			$1.82454	$2,502,429
For the Fiscal Year 2016
January 5, 12, 19, 26	January 27	$0.03695	$0.14782	715
February 2, 9, 16, 23	February 24	0.03695	0.14782	715
March 1, 8, 15, 22, 29	March 30	0.03465	0.17325	4,451
April 5, 12, 19, 26	April 27	0.03496	0.13984	11,104
May 3, 10, 17, 24, 31	June 1	0.03496	0.17480	28,252
June 7, 14, 21, 28	June 29	0.03496	0.13984	35,233
July 5, 12, 19, 26	July 27	0.03496	0.13984	47,719
August 2, 9, 16, 23, 30	August 31	0.03496	0.17480	76,950
September 6, 13, 20, 27	September 28	0.03496	0.13984	72,158
October 4, 11, 18, 25	October 26	0.03496	0.13984	78,909
November 1, 8, 15, 22, 29	November 30	0.03496	0.17480	112,598
December 6, 13, 20, 27	December 28	0.03496	0.13984	104,019
			$1.83233	$572,823

Notes to Financial Statements

For income tax purposes, the Company estimates that its 2018 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 8. Taxable/Distributable Income).
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2018, December 31, 2017 , December 31, 2016 and for the period from July 24, 2015 (inception) to December 31, 2015:

	Year Ended	Year Ended	Year Ended	Inception Through
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$25.68	$25.75	$24.42	$—
Net investment income (1)	1.76	1.48	1.41	0.30
Net realized gain from investment (1)	0.38	0.08	—	—
Net unrealized gains (losses) (2)	(1.29)	0.15	1.58	(1.71)
Net increase (decrease) resulting from operations	0.85	1.71	2.99	(1.41)
Distributions to common shareholders(3)
Distributions from net investment income (3)	(1.76)	(1.49)	(1.44)	(0.30)
Distributions from realized gains on investment(3)	(0.19)	(0.08)	—	—
Distributions in excess of net investment income (3)	—	(0.25)	(0.39)	(0.11)
Net decrease resulting from distributions	(1.95)	(1.82)	(1.83)	(0.41)
Capital Share transactions
Issuance of Common Shares above net asset value(4)	—	0.06	0.17	0.38
Repurchase of Common Shares	(0.02)	(0.02)	—	—
Issuance of Common Shares, net of sales load	—	—	—	9.00
Reverse Share Split	—	—	—	16.86
Net increase in net assets resulting from capital share transactions	(0.02)	0.04	0.17	26.24
Net asset value, end of period	$24.56	$25.68	$25.75	$24.42

INVESTMENT RETURNS
Total investment return-net price (5)	N/A	6.77%	12.45%	(4.09)%
Total investment return-net asset value (6)	3.21%	7.00%	13.47%	(4.09)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$39,570,591	$41,064,158	$20,364,450	$118,223
Average net assets (7)	$41,379,781	$35,169,512	$8,212,755	$44,009
Common Shares outstanding, end of period	1,611,147	1,599,031	790,926	4,842
Weighted average Common Shares outstanding	1,622,410	1,377,715	319,795	1,572
Ratios-to-average net assets: (7) (8)
Total expenses	1.46%	2.44%	7.23%	323.82%
Effect of expense reimbursement from Advisors	0.16%	(1.13)%	(8.59)%	(321.11)%
Net expenses	1.30%	1.31%	(1.36)%	2.71%
Net investment income	6.89%	5.81%	5.49%	2.08%

Notes to Financial Statements

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2018, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(8)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets were 6.55%, 7.35%, 9.65%, and 3.38% for the years ended 2018, 2017, 2016, and 2015 respectively.

Notes to Financial Statements

Note 8. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to differing treatments of income and expenses incurred by the Company. Permanent book-to-tax basis differences result in reclassifications to paid-in capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company made the following reclassifications of permanent book-to-tax basis differences which are primarily composed of offering expenses that are not tax deductible:

Capital Accounts	2018	2017	2016
Paid in capital in excess of par value	$(190,506)	$(275,712)	$(6,333)
Distributions in excess of net investment income	190,506	275,712	6,333
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2018, September 30, 2017 and September 30, 2016:

	Tax Year Ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$2,403,805	$2,288,732	$506,070
Net change in unrealized depreciation	365,121	(487,064)	(332,180)
Offering expense	190,507	275,712	6,333
Other book-tax differences	(6,531)	(14,902)	98,327
Total taxable income available for distributions	$2,952,902	$2,062,478	$278,550
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2017 and December 31, 2016 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2018 . The tax character of shareholder distributions attributable to the tax years ended September 30, 2018, September 30, 2017 and September 30, 2016 was as follows:

	Tax Year Ended September 30,
Paid Distributions attributable to:	2018	2017	2016
Ordinary income	$2,672,925	$2,004,387	$278,550
Long-term capital gains	279,977	58,092	—
Total	$2,952,902	$2,062,479	$278,550
Paid distributions as a percentage of taxable income available for distributions	100.0%	100.0%	100.0%
As of September 30, 2018, September 30, 2017 and September 30, 2016, the components of tax basis accumulated earnings were as follows:

	As of September 30,
	2018	2017	2016
Undistributed ordinary income, net	$—	$—	$—
Undistributed capital gains	—	—	—
Unrealized gain	454,123	819,244	332,180
Other temporary adjustments	(78,375)	(83,426)	—
Total accumulated earnings, net	$375,748	$735,818	$332,180

Notes to Financial Statements

Note 9. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$1,053,191	$910,731	$881,747	$609,799
Net investment income	941,285	735,175	719,503	456,599
Net realized gain from investment in GCIF	43,731	—	—	—
Long term gain (loss) distributions from investment in GCIF	345,549	(1,310)	—	223,008
Net change in unrealized appreciation (depreciation) from investment	(1,890,016)	(297,031)	(155,106)	231,804
Net increase (decrease) in net assets resulting from operations	(559,451)	436,834	564,397	911,411
Net assets	39,570,591	41,681,303	41,731,888	41,543,189
Total investment income per Common Share outstanding - basic and diluted	0.64	0.56	0.55	0.38
Net investment income per Common Share outstanding - basic and diluted	0.59	0.45	0.44	0.28
Earnings (loss) per Common Share - basic and diluted	(0.34)	0.27	0.35	0.57
Net asset value per Common Share at end of quarter	24.56	25.49	25.68	25.79

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$968,187	$757,400	$504,321	$273,559
Net investment income	576,189	569,080	516,766	380,136
Net realized gain from investment in GCIF	—	58,092	—	—
Long term gain distributions from investment in GCIF	58,279	—	—	—
Net change in unrealized appreciation (depreciation) from investment	(144,788)	(21,676)	(31,870)	223,158
Net increase in net assets resulting from operations	489,680	605,496	484,896	603,294
Net assets	41,064,158	41,064,037	41,431,974	30,025,299
Total investment income per Common Share outstanding - basic and diluted	0.61	0.47	0.38	0.29
Net investment income per Common Share outstanding - basic and diluted	0.36	0.35	0.39	0.40
Earnings per Common Share - basic and diluted	0.31	0.37	0.36	0.63
Net asset value per Common Share at end of quarter	25.68	25.84	25.92	25.95

Notes to Financial Statements

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$64,096	$268,445	$—	$6,417
Net investment income (loss)	277,594	168,019	16,491	(11,534)
Net realized gain from investment in GCIF	—	—	—	—
Long term gain distributions from investment in GCIF	—	—	—	—
Net change in unrealized appreciation (depreciation) from investment	317,452	249,392	89,855	(413)
Net increase (decrease) in net assets resulting from operations	595,046	417,411	106,346	(11,947)
Net assets	20,364,450	13,793,999	7,757,351	1,372,231
Total investment income per Common Share outstanding - basic and diluted	0.10	0.61	—	0.48
Net investment income per Common Share outstanding - basic and diluted	0.42	0.38	0.10	(0.86)
Earnings per Common Share - basic and diluted	0.91	0.96	0.64	(0.89)
Net asset value per Common Share at end of quarter	25.75	25.25	24.60	23.95

Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no and have not been any disagreements between the Company and its independent accountant on any matter of accounting principles, practices, or financial statement disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2018 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2018, our internal control over financial reporting is effective based on those criteria.
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

Item 9B. Other Information.
On March 11, 2019, the Board of Trustees appointed Amy J. Lee as Chief Legal Officer of the Company effective as of March 11, 2019. Ms. Lee, age 57, serves as Secretary of the Company and the Feeder Funds, Senior Managing Director of Guggenheim Partners, LLC and has been with Guggenheim Partners, LLC since 2012.
Ms. Lee is responsible for legal services provided to Guggenheim's retail asset management business, which includes the Master Fund and the Feeder Funds. She also serves as a member of the Board of Trustees and the Chief Legal Officer for certain funds in Guggenheim’s fund complex. Prior to joining Guggenheim, she served as Associate General Counsel, Vice President and Assistant Secretary of Security Benefit Corporation ("Security Benefit") from January 1987 to 2012. Ms. Lee was responsible for legal services provided to Security Benefit's asset management line of business, including legal services provided to its investment adviser and broker-dealer affiliates. Ms. Lee received a B.A. from the University of Kansas and a J.D. from the University of Kansas School of Law. She holds FINRA Series 7 and 24 licenses.

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
Mr. Bloom was selected as one of our two Interested Trustees because of his extensive knowledge of corporate credit investing activities and the Company's business and operations. Additionally, his experience as Head of Research and an Investment Committee Member at Guggenheim Partners is particularly relevant to his trusteeship, and which we believe provides us with exceptional experience and leadership.
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
Mr. Gundersen was selected as one of our two Interested Trustees because of his extensive and broad based experience in corporate credit, including his roles as Portfolio Manager and Investment Committee Member at Guggenheim Partners. Equally significant is his industry-specific knowledge and leadership experience at Guggenheim Partners, which we believe are key qualifications for providing tactical and strategic advice and leadership to us.

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
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund's and Guggenheim Credit Income Fund 2016 T's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2018, the master fund/feeder fund complex consisted of the Master Fund, Guggenheim Credit Income

Fund 2016 T and the Company (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 41	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Kevin H. Gundersen, 41	Interested Trustee	Appointed 2017	Senior Managing Director & Portfolio Manager, Guggenheim Partners, (2002-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 70	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 36	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).
GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present); Director, Zeotap GmbH, (2015-present).

Peter E. Roth, 60	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present).
________

(1)	Guggenheim Partners is an affiliate of the Company.

(2)	Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The seven executive officers identified below also serve as executive officers of the Master Fund and Guggenheim Credit Income Fund 2016 T in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 41	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Brian S. Williams, 36	Chief Financial Officer and Treasurer	Appointed 2018	Current: Director, Guggenheim Investments, (2017-present). Former: First Vice President, W. P. Carey Inc., (2008-2017).	None
Amy J. Lee, 57	Secretary and Chief Legal Officer	Appointed 2018
Current: Interested Trustee and President, certain other funds in the Guggenheim Fund Complex (2) (2018-present); Chief Legal Officer and Vice President, certain other funds in the Guggenheim Fund Complex (2013-present); and Senior Managing Director, Guggenheim Investments (2012-present).

Former: President and Chief Executive Officer, certain other funds in the Guggenheim Fund Complex (2017-2018); Vice President, Associate General Counsel and Assistant Secretary, Security Benefit Life Insurance Company and Security Benefit Corporation (2004-2012).

None
Richard Cheung, 39	Senior Vice President	Appointed 2017	Senior Managing Director, Head of Private Fund Accounting, Guggenheim Partners, (2008-present).	None
Kevin M. Robinson, 59	Senior Vice President	Appointed 2017	General Counsel, Guggenheim Investments, (2016-present); Senior Managing Director, Guggenheim Partners, LLC, (2007-present).	None
John V. Palmer, 34	Senior Vice President	Appointed 2015
Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).

None

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Brian E. Binder, 47	Senior Vice President	Appointed 2018
Current: President and Chief Executive Officer, certain other funds in the Guggenheim Fund Complex (2) (2018-present); President and Chief Executive Officer, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-present).

Former: Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

Director, Guggenheim Partners Fund Management (Europe) Limited, (2018 - present). Chairman of the Board of Managers, Guggenheim Funds investment Advisors, LLC, (2018 - present).
Joanna M. Catalucci, 52	Chief Compliance Officer and Anti- Money Laundering Officer	Appointed 2018
Current: Chief Compliance Officer, certain funds in the Guggenheim Fund Complex (2) (2012-present); Senior Managing Director, Guggenheim Investments (2012-present).

Former: Chief Compliance Officer and Secretary, certain other funds in the Guggenheim Fund Complex (2008-2012); Senior Vice President & Chief Compliance Officer, Security Investors, LLC and certain affiliates (2010-2012); Chief Compliance Officer and Senior Vice President, Rydex Advisors, LLC and certain affiliates (2010-2011).

Member of Board of Trustees, Merrimack College, (2018 - present).
______________

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc., and CCA, are affiliates of the Company for all or a portion of 2017.

(2)
The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) and exchange-traded funds advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2018.
Code of Ethics
The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.guggenheiminvestments.com/credit-income-fund/corporate-governance.

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

Board of Trustees Committees - Independent Trustees Committee, Audit Committee, Nominating and Governance Committee
Our Independent Trustees also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee, or dissolve any committee as it deems necessary and in our best interest.
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
Audit Committee. Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Audit Committee is responsible for selecting, engaging, and discharging our independent accountants; reviewing the plans, scope, and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants; and reviewing the adequacy of our internal controls over financial reporting.
Nominating and Governance Committee. Our Nominating and Governance Committee consists of all of our Independent Trustees. Mr. Goodman serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Nominating and Governance Committee is responsible for selecting, researching, and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles, and overseeing the evaluation of the Board of Trustees and our management. Our Nominating and Governance Committee will consider shareholders’ proposed nominations for Trustees. A shareholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of our bylaws. Our Nominating and Governance Committee will consider nominees recommended in writing by a shareholder (other than shareholder recommendations of himself or herself) to serve as Trustees, provided that: (i) such person is a shareholder of our Company at the time he, she, or it recommends such nominee and is entitled to vote at the meeting of shareholders at which Trustees will be elected; and (ii) the committee will make the final determination as to the qualifications of the individual to be nominated. The committee will evaluate each nominee recommended by a shareholder to serve as Trustee in the same manner as it would evaluate potential nominees identified by the committee.
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
Item 11. Executive Compensation.
(a)    Compensation of Executive Officers
As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Company under an Administrative Services Agreement. Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. None of the Company's executive officers receive direct compensation from us. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Company's executive officers.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2018, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending the in-person meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2018; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2018
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$106,500
Eric Rosenblatt	106,500
Peter E. Roth	116,500
$329,500
In fiscal year 2019, there are no changes to the compensation schedule for each Independent Trustee.

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

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
None	—	—%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Brian S. Williams, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary	—	—%
Richard Cheung, Senior Vice President	—	—%
Brian E. Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	1,214	0.1%
Kevin M. Robinson, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer	—	—%
All Trustees and Executive Officers as a group (12 persons):	1,214	0.1%
_____________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 1,641,392 Common Shares issued and outstanding as of March 7, 2019.
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
Guggenheim and its respective affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though their investment objectives may be similar to ours. As a result, Guggenheim may at certain times be simultaneously seeking to purchase or dispose of investments for the Master Fund and for other clients for which they serve as advisor.
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

•
providing the Master Fund with such other investment advisory, research, and related services as the Master Fund may, from time to time, reasonably require for the investment of its capital.Guggenheim is responsible for identifying, evaluating, negotiating, and structuring the Master Fund's investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.

During 2018 and 2017, the Master Fund incurred $7.2 million and $2.2 million in management fees, respectively, which were payable to Guggenheim. During 2018 and 2017, the Master Fund incurred $0.0 million and $5.2 million, respectively, in management fees which were payable to CCA.
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
During 2018 and 2017, $0.6 million and $0.5 million, respectively, was paid to CCA and Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by CCA and Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
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
Additionally, as a BDC, the Master Fund must offer managerial assistance to its eligible portfolio companies (“EPCs”). This managerial assistance may include monitoring the operations of the Master Fund's portfolio companies, participating in board and management meetings, consulting with and advising officers of the Master Fund's EPCs, and providing other organizational and financial guidance. Guggenheim makes available such managerial assistance, on the Master Fund's behalf, to its EPCs, whether or not they request this assistance. The Master Fund may receive fees for these services and will reimburse Guggenheim for their allocated costs in providing such assistance, subject to review and approval by its Board of Trustees.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") and PricewaterhouseCoopers LLP, our former independent accountant, for professional services performed for the Company's fiscal years ended December 31, 2018 and December 31, 2017:

Fiscal Year	Audit and Quarterly Review Fees	Audit-Related Fees (1)	Tax Fees (2)
2018	$60,000	$42,467	$7,250
2017	$90,000	$17,000	$7,250
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant and PricewaterhouseCoopers LLP for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2018 and December 31, 2017.

	CCA	GCIF	GCIF 2016T	GCIF 2018T
Fiscal Year	Tax Fees (2)	Tax Fees (2)	Tax Fees (2)	Audit-Related and Tax Fees (1)(2)
2018	$—	$17,000	$7,250	$—
2017	$6,200	$17,000	$7,250	$13,000
______________________

(1)
Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the independent accountant in connection with the periodic review of the named entity's registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the independent accountant for tax compliance services and preparation of income tax returns.
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

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2018 and December 31, 2017 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.

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

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 99(a)(4) filed with the Registrant's Form N-2 (File No. 814-01091) as filed March 29, 2018.)

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

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

10.2
Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 12, 2019.)

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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	March 14, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2019	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer, President and Trustee	March 14, 2019
(Principal Executive Officer)

/s/ Brian S. Williams
Brian S. Williams	Chief Financial Officer	March 14, 2019
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 14, 2019

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 14, 2019

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 14, 2019

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 14, 2019

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on the Master Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Master Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Master Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 12, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund:
Opinion on the Financial Statements
We have audited the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Guggenheim Credit Income Fund and its subsidiary as of December 31, 2017 and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2018

We served as the Company’s auditor from 2015 to 2017.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2018	2017
Assets
Investments at fair value (amortized cost of $384,784 and $369,530 respectively)	$374,114	$372,434
Cash	2,555	1,294
Restricted cash	7,587	24,326
Collateral deposits for foreign currency forward contracts	160	—
Interest and dividend income receivable	2,518	2,212
Principal receivable	7,701	114
Receivable from related parties	36	130
Prepaid expenses and other assets	177	177
Total assets	$394,848	$400,687

Liabilities
Credit facility payable, net of financing costs	$148,482	$148,988
Unrealized depreciation on foreign currency forward contracts	384	199
Payable for investments purchased	4,736	—
Accrued management fee	590	596
Accrued performance-based incentive fee	—	1,334
Payable to related parties	177	168
Distribution Payable	3,394	—
Accounts payable, accrued expenses and other liabilities	853	921
Total liabilities	158,616	152,206
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$236,232	$248,481

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,195,002 and 29,151,096 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$29	$29
Paid-in-capital in excess of par value	246,083	245,721
Accumulated distributions in excess of net investment income	(32)	(1,340)
Accumulated undistributed net realized gain	1,189	1,366
Net unrealized appreciation (depreciation)	(11,037)	2,705
Net assets	$236,232	$248,481
Net asset value per Common Share	$8.09	$8.52
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Investment Income
Interest income	$33,366	$30,207	$12,170
Dividend income	856	—	37
Fee income	537	702	201
Total investment income	34,759	30,909	12,408
Operating Expenses
Interest expense	7,885	6,535	3,354
Management fee	7,195	7,396	3,473
Performance-based incentive fee	(1,346)	818	536
Administrative services	209	194	121
Custody services	106	85	77
Trustees fees	383	467	367
Related party reimbursements	645	471	384
Professional services fees	893	976	1,065
Advisor transition costs	—	798	—
Other expenses	232	249	453
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	16,202	17,989	9,830
Incentive fee waiver	—	(20)	—
Reimbursement of advisor transition costs	—	(798)	—
Total expenses	16,202	17,171	9,830
Net investment income	18,557	13,738	2,578
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	4,819	4,790	560
Foreign currency forward contracts	2,316	(1,327)	—
Foreign currency transactions	10	(119)	3
Net realized gains	7,145	3,344	563
Net change in unrealized appreciation (depreciation) on:
Investments	(13,574)	817	7,775
Foreign currency forward contracts	(185)	(191)	(8)
Foreign currency forward transactions	17	—	—
Net change in unrealized appreciation (depreciation)	(13,742)	626	7,767
Net realized and unrealized gains (losses)	$(6,597)	$3,970	$8,330
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.64	$0.50	$0.21
Earnings per Common Share - basic and diluted	$0.41	$0.64	$0.88
Weighted average Common Shares outstanding - basic and diluted	29,163,651	27,524,615	12,370,464
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Operations:
Net investment income	$18,557	$13,738	$2,578
Net realized gains	7,145	3,344	563
Net change in unrealized appreciation (depreciation)	(13,742)	626	7,767
Net increase in net assets resulting from operations	11,960	17,708	10,908
Shareholder distributions:
Distributions from net investment income	(18,311)	(13,738)	(2,593)
Distributions from realized gains	(6,261)	(1,978)	(595)
Distributions in excess of net investment income	—	(962)	(497)
Net decrease in net assets from shareholder distributions	(24,572)	(16,678)	(3,685)
Capital share transactions:
Issuance of Common Shares	1,000	70,676	124,139
Repurchase of Common Shares	(637)	(1,291)	—
Net increase in net assets resulting from capital share transactions	363	69,385	124,139
Total increase (decrease) in net assets	(12,249)	70,415	131,362
Net assets at beginning of year	248,481	178,066	46,704
Net assets at end of year	$236,232	$248,481	$178,066
Capital share activity:
Common Shares outstanding at the beginning of the year	29,151,096	21,016,797	5,840,060
Common Shares issued from subscriptions	118,906	8,285,299	15,176,737
Repurchase of Common Shares outstanding	(75,000)	(151,000)	—
Common Shares outstanding at the end of the year	29,195,002	29,151,096	21,016,797
Distributions per Common Share	$0.84	$0.59	$0.24
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(906)	(288)	(37)
Amortization of premium/accretion of discount, net	(1,425)	(1,294)	(683)
Proceeds from sales of investments	48,526	56,581	44,048
Proceeds from paydowns on investments	136,799	92,021	35,769
Purchase of investments	(193,429)	(238,763)	(267,620)
Net realized gain on investments	(4,819)	(4,790)	(560)
Net change in unrealized (appreciation) depreciation on investments	13,574	(817)	(7,775)
Net change in unrealized depreciation on foreign currency forward contracts	185	191	8
Amortization of deferred financing costs	439	483	460
(Increase) decrease in operating assets:
Interest and dividend income receivable	(306)	(655)	(1,027)
Principal receivable	(7,587)	2,407	(2,498)
Receivable from related parties	94	(130)	—
Prepaid expenses and other assets	—	(75)	(12)
Increase (decrease) in operating liabilities:
Payable for investments purchased	4,736	(1,093)	(3,137)
Accrued management fee	(6)	107	341
Accrued performance-based incentive fee	(1,334)	798	536
Payable to related parties	9	135	(2)
Accounts payable, accrued expenses and other liabilities	(68)	219	289
Net cash provided by (used in) operating activities	6,442	(77,255)	(190,992)
Financing activities
Issuance of Common Shares	1,000	70,676	124,139
Repurchase of Common Shares	(637)	(1,291)	—
Credit facility borrowings	—	24,000	87,000
Payment of financing costs	(945)	—	(219)
Distributions paid	(21,178)	(16,678)	(3,685)
Net cash provided by (used in) financing activities	(21,760)	76,707	207,235
Net increase (decrease) in restricted and unrestricted cash	(15,318)	(548)	16,243
Restricted and unrestricted cash, beginning of year	25,620	26,168	9,925
Restricted and unrestricted cash, end of year	$10,302	$25,620	$26,168
Reconciliation of restricted and unrestricted cash
Cash	2,555	1,294	6,593
Restricted cash	7,587	24,326	19,575
Collateral deposits for foreign currency forward contracts	160	—	—
Total restricted and unrestricted cash	$10,302	$25,620	$26,168
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$7,418	$5,928	$2,752
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 153.9%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	7.46%	4/3/2023	1,256	$1,256	$1,244	0.5%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.60%	6/12/2021	3,470	3,448	3,331	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,910	3,879	3,792	1.6%
Total Aerospace & Defense							8,583	8,367	3.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	8.05%	11/17/2023	11,760	11,425	11,270	4.8%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.88%	8/1/2025	1,995	1,976	1,960	0.8%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.52%	11/1/2024	4,000	3,804	3,980	1.7%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	3,165	3,151	3,063	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	76	75	73	—%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	2/28/2025	—	(24)	(23)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2025	—	—	(14)	—%
							3,202	3,099	1.3%

Trico Group LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	9.21%	2/2/2024	5,366	5,235	5,272	2.2%
WESCO Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	7.06%	6/14/2024	1,260	1,244	1,246	0.5%
Total Automotive							26,886	26,827	11.3%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£2,405	2,999	2,975	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	G+6.75%	N/A	8/16/2024	£—	(31)	(49)	—%
							2,968	2,926	1.3%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,418	1.4%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.53%	6/14/2021	375	367	371	0.2%
Total Banking, Finance, Insurance & Real Estate							7,335	6,715	2.9%
Beverage, Food & Tobacco

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,192	12,380	5.2%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.53%	7/29/2022	4,800	4,754	4,757	2.0%
CTI Foods	(12)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	5,370	5,001	4,077	1.7%
CTI Foods	(18)	Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,774	533	0.2%
							9,775	4,610	1.9%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	907	900	896	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	844	836	833	0.4%
							1,736	1,729	0.8%

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+4.00%	6.80%	12/9/2024	4,208	4,190	4,123	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.80%	12/8/2025	4,250	4,215	4,208	1.8%
							8,405	8,331	3.5%
Total Beverage, Food & Tobacco							36,862	31,807	13.4%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,930	0.8%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	1,488	1,514	1,512	0.7%
Total Capital Equipment							3,514	3,442	1.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.28%	3/2/2023	5,665	5,602	5,608	2.4%
Total Chemicals, Plastics & Rubber							5,602	5,608	2.4%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	6/26/2023	5,483	5,409	5,325	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	6/26/2024	6,000	5,894	5,847	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	49	10	11	—%
							11,313	11,183	4.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.72%	6/15/2025	2,985	2,957	2,909	1.2%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.97%	6/15/2026	3,000	2,856	2,783	1.2%
							5,813	5,692	2.4%
Total Construction & Building							17,126	16,875	7.1%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.77%	1/31/2025	3,657	3,621	3,584	1.5%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.62%	1/31/2025	411	407	403	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2024	274	207	208	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Galls LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	1/31/2025	—	—	(14)	—%
							4,235	4,181	1.8%

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	894	887	889	0.4%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	4,610	4,577	4,583	1.9%
							5,464	5,472	2.3%
Total Consumer Goods: Non-Durable							9,699	9,653	4.1%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,129	3,910	1.7%
Total Consumer Goods: Durable							4,129	3,910	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.27%	9/23/2021	5,294	4,944	4,994	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.15%	5/26/2023	3,484	3,457	3,431	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.15%	11/26/2023	3,000	2,962	2,978	1.3%
							6,419	6,409	2.7%
Total Containers, Packaging & Glass							11,363	11,403	4.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,982	1,709	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.30%	6/14/2022	4,813	4,770	4,722	2.0%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.53%	9/29/2022	3,000	2,951	3,000	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.51%	5/20/2024	3,900	3,756	3,822	1.6%
Total Energy: Oil & Gas							13,459	13,253	5.6%
Healthcare & Pharmaceuticals
Alegeus Technologies, LLC.	(15)	Senior Secured Loans - First Lien	L+6.25%	8.66%	9/5/2024	8,000	7,924	7,860	3.3%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.77%	7/21/2023	14,375	14,230	14,238	6.0%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	621	682	0.3%
							14,851	14,920	6.3%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	4,250	3,480	3,230	1.4%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	8/15/2023	12,000	11,798	11,891	5.0%
Total Healthcare & Pharmaceuticals							38,053	37,901	16.0%
Hotel, Gaming & Leisure

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.52%	1/23/2025	2,382	2,379	2,315	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.52%	1/23/2026	2,400	2,395	2,372	1.0%
							4,774	4,687	2.0%
Total Hotel, Gaming & Leisure							4,774	4,687	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.77%	5/17/2024	6,480	6,413	6,419	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	11/18/2024	4,000	3,956	3,922	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(69)	(57)	—%
							10,300	10,284	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.52%	5/4/2022	1,980	1,961	1,795	0.7%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,957	1,746	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,933	1,560	0.7%
							5,851	5,101	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	6/15/2024	8,196	8,147	7,919	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(39)	(39)	—%
							8,108	7,880	3.4%
Total Media: Advertising, Printing & Publishing							24,259	23,265	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.36%	12/12/2022	1,433	1,331	1,163	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	11,100	10,852	11,072	4.7%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	717	693	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	4,385	4,339	4,319	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	494	494	487	0.2%
							4,833	4,806	2.0%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.82%	1/30/2023	1,540	1,902	1,943	0.8%
Total Retail							19,635	19,677	8.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.76%	8/20/2025	3,990	3,720	3,821	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.97%	8/11/2025	890	844	857	0.4%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,528	2,539	1.1%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(53)	(52)	—%
							3,319	3,344	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.02%	10/7/2021	4,867	4,838	4,810	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.71%	9/30/2024	5,940	5,832	5,792	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	6/20/2024	1,522	1,508	1,499	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.88%	4/3/2025	2,886	2,827	2,835	1.2%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	3/29/2025	2,699	2,688	2,675	1.1%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.52%	3/29/2026	3,404	3,381	3,387	1.4%
							6,069	6,062	2.5%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,547	1,498	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	1.40%	5/23/2025	—	(8)	(29)	—%
							1,539	1,469	0.7%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.43%	7/10/2026	5,000	4,661	4,050	1.7%
Total Services: Business							34,313	33,682	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	11.05%	2/28/2022	7,054	6,941	6,945	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.14%	5/31/2024	2,805	2,798	2,784	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.27%	9/9/2024	3,311	3,238	3,232	1.4%

Apptio, Inc.	(9)(12)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(41)	(40)	—%
Apptio, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+7.25%	9.77%	12/3/2024	3,916	3,872	3,872	1.6%
							3,831	3,832	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,671	5,643	5,533	2.3%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,501	1,494	1,464	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	0.50%	11/21/2022	296	266	268	0.1%
							7,403	7,265	3.0%

Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	2,638	3,335	3,296	1.4%
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	338	426	430	0.2%
							3,761	3,726	1.6%

Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.52%	3/20/2025	3,000	2,974	2,925	1.2%
Cvent, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+3.75%	6.27%	11/29/2024	1,995	1,968	1,915	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,895	1,899	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	453	451	0.2%
							2,348	2,350	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	622	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	660	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	110	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	412	0.2%
							1,889	1,804	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	6,549	6,421	6,394	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	1,468	1,429	1,433	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(34)	(34)	—%
							7,816	7,793	3.3%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	963	956	963	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	512	510	512	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	186	186	186	0.1%
							1,652	1,661	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,993	6,972	6,993	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(24)	(24)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							6,948	6,969	3.0%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	6,215	6,167	6,215	2.6%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	395	395	395	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.27%	7/27/2023	4,388	4,328	4,341	1.9%
							10,890	10,951	4.7%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	5,483	5,368	5,341	2.3%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	299	299	0.1%
							5,667	5,640	2.4%

Wind River Systems	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/17/2019	—	(30)	(34)	—%
Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.57%	6/24/2024	5,647	5,482	5,562	2.4%
							5,452	5,528	2.4%
Total Technology							75,576	75,320	32.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,253	2,242	2,240	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.02%	7/23/2026	2,500	2,476	2,456	1.0%
							4,718	4,696	2.0%
Total Telecommunications							4,718	4,696	2.0%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,730	4,030	1.7%
Total Transportation: Cargo							4,730	4,030	1.7%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,895	5,880	2.5%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+6.50%	9.30%	8/21/2020	2,922	2,888	2,634	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.80%	10/18/2022	4,888	4,687	4,668	2.0%
Total Utilities: Electric							13,470	13,182	5.6%

Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,219	1,834	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,782	1,493	0.6%
							4,001	3,327	1.4%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.03%	10/31/2025	6,000	5,823	6,000	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Utilities: Oil & Gas							9,824	9,327	3.9%
Total Debt Investments							$373,910	$363,627	153.9%

Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		201,713	$3,983	$4,034	1.7%
Total Banking, Finance, Insurance & Real Estate							3,983	4,034	1.7%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,222	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	162	0.1%
Total Energy: Oil & Gas							3,861	3,384	1.4%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	165	204	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15) (16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,030	3,069	1.3%
Total Equity Investments							$10,874	$10,487	4.4%

Total Investments - 158.3%							$384,784	$374,114	158.3%

December 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2019	£(108)	$(85)	—	$1	—%
JPMorgan Chase Bank	1/14/2019	$841	£665	—	$(7)	—%
JPMorgan Chase Bank	1/14/2019	$27,982	£22,230	—	$(373)	(0.2)%
JPMorgan Chase Bank	1/14/2019	$795	€697	—	$(5)	—%
					$(384)	(0.2)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of December 31, 2018, LIBO rates ranged between 2.50% for 1-month LIBOR to 2.81% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2018.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of December 31, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.6 million ; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized appreciation was $11.1 million; the aggregate cost of securities for Federal income tax purposes was $384.8 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2018 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2018, qualifying assets represented 81% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2018.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2018; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%
McGraw-Hill Global Education Holdings	11.00%	—%	11.00%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(18)
Investment was on non-accrual status as of December 31, 2018, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2018, debt investments on non-accrual status represented 1.2% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets

Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251,406	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		21,624	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		231	231	231	0.1%
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	$—	$(189)	(0.1)%
______________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate, (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of December 31, 2017, LIBO rates ranged between 1.56% for 1-month LIBOR to 1.69% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2017.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in U.S. dollars.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

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

(15)	Investment's value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)
Investment was on non-accrual status as of December 31, 2017, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2017, debt investments on non-accrual status represented 0.9% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of December 31, 2017, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6,527; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $4,008; the net unrealized appreciation was $2,519; the aggregate cost of securities for Federal income tax purposes was $369,530.

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
CN = Canada; UK = United Kingdom; IT = Italy
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares ("Shares" or "Common Shares") to one or more affiliated feeder funds in a continuous series of private placement transactions.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to an interim investment advisory agreement between the Master Fund and Guggenheim (the "Interim Investment Advisory Agreement"). On October 20, 2017 a new investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement.
As of December 31, 2018, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Principles of Consolidation
As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment in an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.
Reclassifications
Certain prior period amounts may be reclassified to conform to the current presentation, with no effect on our financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements

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
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or straight-line method, as applicable. Loan origination, closing, and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.
Certain of the Master Fund’s investments in debt securities may contain a contractual PIK interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
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

Notes to Consolidated Financial Statements

Foreign Currency Translation, Transactions and Gains (Losses)
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
Investment Advisory Fees
The Master Fund incurs investment advisory fees including: (i) a base management fee and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, open U.S. Federal and state income tax years include the tax years ended December 31, 2015 through December 31, 2017. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a period of time from purchase to the first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has determined that the potential impact of this guidance is insignificant and therefore, has not elected early adoption.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Master Fund has elected to early adopt ASU No. 2018-03 as of December 31, 2018.
SEC Disclosure Update
In August 2018, the SEC released its Final Rule on Disclosure Update And Simplification (the "Final Rule") which is intended to simplify an issuer's disclosure compliance efforts by removing redundant or outdated disclosure requirements. The Master Fund has adopted applicable rules effective with the current reporting period, however, the Master Fund kept the presentation of the components of distributable earnings on the statements of assets and liabilities and the sources of distributions to shareholders on the statements of changes in net assets.

Notes to Consolidated Financial Statements

Note 3. Investments
The following tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$260,745	$258,675	69.2%
Senior secured loans - second lien	67,871	62,967	16.8
Senior secured bonds	17,558	15,690	4.2
Senior unsecured debt	27,736	26,295	7.0
Total senior debt	$373,910	$363,627	97.2%
Equity and other	10,874	10,487	2.8
Total investments	$384,784	$374,114	100.0%

	December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2018			December 31, 2017
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$78,606	$78,389	21.0%	$84,190	$84,851	22.8%
Healthcare & Pharmaceuticals	38,053	37,901	10.1	31,581	31,927	8.6
Services: Business	34,313	33,682	9.0	6,869	6,969	1.9
Beverage, Food & Tobacco	36,862	31,807	8.5	41,601	42,117	11.3
Automotive	26,886	26,827	7.2	25,809	26,429	7.1
Media: Advertising, Printing & Publishing	24,259	23,265	6.2	12,333	12,245	3.3
Retail	19,635	19,677	5.3	35,710	36,707	9.9
Construction & Building	17,126	16,875	4.5	29,322	29,802	8.0
Energy: Oil & Gas	17,320	16,637	4.4	21,562	19,649	5.3
Utilities: Electric	13,470	13,182	3.5	10,364	10,410	2.8
Containers, Packaging & Glass	11,363	11,403	3.0	10,933	11,356	3.0
Banking, Finance, Insurance & Real Estate (1)	11,318	10,749	2.9	1,195	1,233	0.3
Consumer goods: Non-durable	9,699	9,653	2.6	7,610	7,646	2.0
Utilities: Oil & Gas	9,824	9,327	2.5	—	—	—
Aerospace & Defense	8,583	8,367	2.2	18,697	18,800	5.0
Chemicals, Plastics & Rubber	5,602	5,608	1.5	5,749	5,848	1.6
Telecommunications	4,718	4,696	1.3	12,694	12,671	3.4
Hotel, Gaming & Leisure	4,774	4,687	1.3	7,470	7,755	2.1
Transportation: Cargo	4,730	4,030	1.1	—	—	—
Consumer Goods: Durable	4,129	3,910	1.0	700	721	0.2
Capital Equipment	3,514	3,442	0.9	4,618	4,760	1.3
Media: Broadcasting & Subscription	—	—	—	522	515	0.1
Metals & Mining	—	—	—	1	23	—
Total investments	$384,784	$374,114	100.0%	$369,530	$372,434	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2018 and December 31, 2017.

Geographic Dispersion	December 31, 2018	December 31, 2017
United States of America	86.3%	88.9%
United Kingdom	9.0	8.2
Canada	2.3	1.3
Italy	1.5	1.6
Ireland	0.9	—
Total investments	100.0%	100.0%

Notes to Consolidated Financial Statements

Note 4. Derivative Instruments
The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund's investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2018 and December 31, 2017:

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

		For the Year Ended December 31,
	Statement Location	2018	2017	2016
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$2,316	$(1,327)	$—
Net change in unrealized depreciation
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(185)	(191)	$(8)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$2,131	$(1,518)	$(8)

Notes to Consolidated Financial Statements

For derivatives traded under an International Swaps and Derivatives Association Master Agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits (received) for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance.
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2018 and December 31, 2017:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)
December 31, 2017	JP Morgan Chase Bank, N.A.	$—	$(199)	$—	$(199)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2018 and December 31, 2017, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)

Notes to Consolidated Financial Statements

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2018 and December 31, 2017:

Notes to Consolidated Financial Statements

December 31, 2018
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$122,898	Yield analysis	Yield	9.37%	2.63% - 12.72%	Decrease
	$9,790	Transaction value	Cost (5)	98.79	87.65-100.00	Increase
Senior secured loans - second lien	$34,275	Yield analysis	Yield	11.35%	9.12% - 12.58%	Decrease
Senior unsecured debt	$16,666	Yield analysis	Yield	11.50%	9.51% - 16.01%	Decrease
Equity and other	$4,034	Market Comparables	Capitalization rate	7.00%	7.00%	Increase
	$3,222	Market Comparables	Cash flow multiple	4.7x	4.7x	Increase
		Market Comparables	Oil production multiple (6)	24,740	24,740	Increase
		Market Comparables	Oil reserve multiple (7)	6.60	6.60	Increase
	$2,634	Transaction Value	Cost	988.79	15.36-1000.00	Increase
	$231	Discounted Cash Flow	Discount Rate	14.58%	14.58%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	8.00%	8.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	13.0x	13.0x	Increase
	$204	Discounted Cash Flow	Discount Rate	15.05%	15.05%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	5.00%	5.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	9.0x	9.0x	Increase
		Transaction value	EBITDA Multiple	13.2x	13.2x	Increase
Total	$193,954
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2018, the Master Fund had investments of this nature measured at fair value totaling $89.5 million.

(3)
A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements

December 31, 2017
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$126,561	Transaction value	Price	100.00	100.00	Increase
		Transaction value	Cost (5)	100.00	100.00	Increase
		Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	$5,023	Transaction value	Price	100.00	100.00	Increase
		Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	$17,164	Transaction value	Price	98.75	98.75	Increase
		Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	$231	Transaction value	Cost (5)	100.00	100.00	Increase
Total	$206,741
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2017, the Master Fund had investments of this nature measured at fair value totaling $101.5 million.

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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2018 and December 31, 2017:

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	90,075	25,143	—	2,036	—	6,784	124,038
Sales and repayments (2)	(63,733)	(25,661)	(5,081)	(22,546)	—	(300)	(117,321)
Net realized gains (losses) (3)	2,395	525	445	1,823	—	(1,586)	3,602
Net change in unrealized appreciation (depreciation) on investments (4)	(2,190)	(1,427)	(235)	(917)	(19)	1,783	(3,005)
Net discount accretion	610	85	11	34	19	—	759
Restructuring	—	—	(3,413)	14,923	(14,923)	3,413	—
Transfers into Level 3 (5)	28,223	3,068	—	—	—	—	31,291
Transfers out Level 3 (6)	(47,830)	(16,299)	—	—	—	—	(64,129)
Fair value balance as of December 31, 2018	$204,558	$51,898	$—	$16,666	$—	$10,325	$283,447
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2018	$(1,990)	$(1,337)	$—	$(241)	$—	$(102)	$(3,670)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(5)	For the year ended December 31, 2018, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.

(6)	For the year ended December 31, 2018, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

	For the Year Ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	129,835	49,316	12,001	13,902	—	231	205,285
Net realized gains (2)	1,309	577	1,200	26	—	—	3,112
Net change in unrealized appreciation (depreciation) on investments (3)	1,387	109	325	535	92	(40)	2,408
Sales or repayments (4)	(54,649)	(14,299)	(13,200)	(2,633)	(337)	(13)	(85,131)
Net discount accretion	540	188	15	73	26	—	842
Transfers into Level 3 (5) (6)	38,673	5,823	—	4,000	—	—	48,496
Fair value balance as of December 31, 2017	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2017	$1,567	$224	$325	$535	$92	$(40)	$2,703
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

Notes to Consolidated Financial Statements

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2017, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.
Financial Instruments Disclosed, But Not Carried At Fair Value
The carrying value of the credit facility payable approximates its fair value.

Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds"). The membership of the Boards of Trustees for the Master Fund, GCIF 2016T and GCIF 2019 are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
Two of the Master Fund’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. All of the Master Fund's executive officers also serve as executive officers of the Feeder Funds.
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
Management Fees: Effective September 11, 2017 and continuing after October 20, 2017, the management fee is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.00% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
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

There has been no change to the performance-based incentive fee as compared to the Prior Investment Advisory Agreement.
All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees.
The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to Guggenheim, or (ii) by Guggenheim upon not less than 120 days' written notice to the Master Fund. In the event that the Investment Advisory Agreement is terminated by Guggenheim, and if the Independent Trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of Guggenheim's withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date on which the Master Fund's shareholders approved the Investment Advisory Agreement and will remain in effect year to year thereafter if approved annually (i) by a majority of the Master Fund's Independent Trustees and (ii) the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
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
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial"), GCIF 2016T and GCIF 2019. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to Guggenheim Funds Distributors, LLC ("GFD") and the assignment and assumption agreement was approved by the Board of Trustees. GFD is an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's and GCIF 2019's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party.
Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.

Notes to Consolidated Financial Statements

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
Summary of Related Party Transactions for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Related Party (1) (2)		For the Year Ended December 31,
	Source Agreement & Description	2018	2017	2016
	Related Party Expenses:
CCA & Guggenheim	Prior Investment Advisory Agreement - management fee	$—	$5,229	$3,473
Guggenheim	Investment Advisory Agreement - management fee	7,195	2,167	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	303	384
Guggenheim	Administrative Services Agreement - expense reimbursement	645	168	—
CCA & Guggenheim	O&O Agreement - organization cost reimbursements	—	—	228
CCA & Guggenheim	O&O Agreement - offering cost reimbursements	—	—	120
	Related Party Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	164	371	157
WPC & Guggenheim	Reimbursement of advisor transition costs	—	798	—
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. For the year ended December 31, 2017, the Trustee fees disclosed in the Master Fund's consolidated statements of operations pertain to (i) regular independent trustee fees and expenses and (ii) independent trustee fees and expenses for extraordinary services in connection with advisor transition matter; extraordinary independent trustee fees and expenses are included in advisor transition costs on the consolidated statement of operations.

(2)
As of December 31, 2018, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the year. During the year ended December 31, 2017, Guggenheim contractually earned, and subsequently waived, an incentive fee on capital gains in the amount of less than $0.1 million. During the year ended December 31, 2016, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Investment Advisory Fees.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2018, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements

Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of December 31, 2018, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
Hamilton and JPM amended the Hamilton Credit Facility on June 29, 2018 to, among other things, (i) extend the term from December 17, 2019 to December 29, 2022, (ii) extend the draw-down term from December 17, 2018 to December 29, 2021, (iii) reduce the interest rate from 3-month LIBOR +2.65% per annum to 3-month LIBOR +2.50% per annum, (iv) include a revolving feature on all amounts above the minimum utilization amount, and (v) reduce the undrawn fee charged on all amounts below the facility's minimum utilization amount from 265 basis points per annum to 250 basis points per annum.
Hamilton's borrowings as of December 31, 2018 and December 31, 2017 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% and 3-month LIBOR +2.65% as of December 31, 2018 and December 31, 2017, respectively) subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Stated interest expense	$7,193	$5,593	$2,241
Unused/undrawn fees	253	459	653
Amortization of deferred financing costs	439	483	460
Total interest expense	$7,885	$6,535	$3,354
Average borrowings	$150,000	$142,615	$67,000

Weighted average interest rate (1)	4.90%	4.19%	4.25%
Amortized financing costs	0.29%	0.33%	0.67%
Total borrowing cost	5.19%	4.52%	4.92%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2018 and December 31, 2017, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2018	December 31, 2017
Alexander Mann Solutions (Revolver) (2)	$446	$—
Apptio, Inc. (Revolver)	326	—
Boats Group (Revolver)	1,000	1,000
Bullhorn Inc. (Delayed Draw)	—	1,975
Bullhorn Inc. (Revolver)	—	269
Express Oil (Delayed Draw)	—	377
Express Oil (Revolver)	—	241
GAL Manufacturing (Revolver)	384	352
Galls LLC (Delayed Draw)	1,644	—
Galls LLC (Revolver)	326	—
Gladman Developments Ltd. (Delayed Draw) (2)	1,648	—
Humanetics (Revolver)	—	400
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	435	—
Mavis Tire Express Services Corp. (Revolver)	217	—
Med Intermediate (Delayed Draw)	—	1,493
Ministry Brands (Delayed Draw)	—	71
Onyx CenterSource (Revolver)	329	329
Pet Holdings ULC (Delayed Draw)	—	125
PluralSight Holdings (Revolver)	—	250
SLR Consulting (Delayed Draw) (2)	534	—
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	462
Wind River Systems (Bridge Loan)	353	—
Total Unfunded Commitments	$8,471	$8,058
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the December 31, 2018 exchange rate.
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

Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015:

	For the Year Ended December 31,
	2018	2017	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$8.52	$8.47	$8.00	$9.00
Net investment income (1)	0.64	0.50	0.21	0.30
Net realized gains (1)	0.24	0.12	0.05	0.01
Net change in unrealized appreciation (depreciation) (2)	(0.47)	0.02	0.45	(1.01)
Net increase resulting from operations	0.41	0.64	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.63)	(0.49)	(0.17)	(0.30)
Distributions from realized gains	(0.21)	(0.07)	(0.04)	—
Distributions in excess of net investment income	—	(0.03)	(0.03)	—
Net decrease resulting from distributions	(0.84)	(0.59)	(0.24)	(0.30)
Net asset value, end of year	$8.09	$8.52	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	4.87%	7.80%	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$236,232	$248,481	$178,066	$46,704
Average net assets (5)	$247,249	$233,765	$101,825	$49,119
Common Shares outstanding, end of period	29,195,002	29,151,096	21,016,797	5,840,060
Weighted average Common Shares outstanding	29,163,651	27,524,615	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	6.55%	7.70%	9.65%	5.16%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	(0.35)%	—%	(1.78)%
Total expenses	6.55%	7.35%	9.65%	3.38%
Net investment income	7.51%	5.88%	2.53%	3.45%

Average outstanding borrowings (5)	$150,000	$142,615	$67,000	$16,385
Portfolio turnover rate (5) (6)	49%	43%	51%	39%
Asset coverage ratio (7)	2.57	2.66	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

Notes to Consolidated Financial Statements

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2018, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
October 2, 9, 16, 23, 30	October 31	0.01346	0.06730	1,962
November 6, 13, 20, 27	November 28	0.01346	0.05384	1,573
December 3, 10, 17, 24	December 26	0.01346	0.05384	1,573
December 28	January 9, 2019	0.10276	0.10276	3,000
December 31	January 30, 2019	0.01346	0.01346	394
			$0.84247	$24,572

Notes to Consolidated Financial Statements

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2017
January 31	February 1	$0.03015	$0.03015	$691
February 28	March 1	0.03300	0.03300	803
March 28	March 29	0.03101	0.03101	806
April 28	May 1	0.03900	0.03900	1,093
May 30	May 31	0.04603	0.04603	1,299
June 29	June 30	0.03852	0.03852	1,100
July 25	July 27	0.06877	0.06877	2,000
August 29	August 30	0.04437	0.04437	1,300
September 26	September 27	0.04437	0.04437	1,300
October 30	October 31	0.07500	0.07500	2,186
November 27	November 28	0.05489	0.05489	1,600
December 21	December 22	0.08576	0.08576	2,500
			$0.59087	$16,678

For Calendar Year 2016
March 28	March 29	$0.04626	$0.04626	$350
August 30	August 31	0.05000	0.05000	756
September 27	September 28	0.12074	0.12074	2,000
December 27	December 28	0.02777	0.02777	579
			$0.24477	$3,685
For income tax purposes, the Master Fund estimates that its 2018 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
Note 11. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to differing treatments of income and gains on various investment securities held by the Master Fund and expenses incurred by the Master Fund. Permanent book-to-tax basis differences result in reclassifications to paid-in capital in excess of par value and accumulated distributions in excess of net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Master Fund made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2018	2017	2016
Paid in capital in excess of par value	$(1)	$(67)	$(52)
Undistributed net investment income	1,062	67	52
Accumulated realized gains	(1,061)	—	—
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Net change in unrealized (appreciation) depreciation	13,742	(626)	(7,767)
Unearned performance-based incentive fee on unrealized gains (losses)	(1,346)	798	536
Offering expense	—	68	52
Other book-tax difference	48	(199)	168
Total taxable income and gains available for distributions	$24,404	$17,749	$3,897
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2017 and December 31, 2016 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2018. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016 was as follows:

	For the Year Ended December 31,
Distributions Attributable To:	2018	2017	2016
Ordinary income (including short-term capital gains)	$21,113	$16,321	$3,685
Long-term capital gains	3,459	357	—
Total distributions	$24,572	$16,678	$3,685
Distributions as a percentage of taxable income and gains available for distributions (1)	100.7%	94.0%	94.6%
_____________________

(1)	The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2018 and December 31, 2017, the components of tax basis accumulated earnings (loss) were as follows:

	2018	2017
Undistributed ordinary income, net	$508	$—
Undistributed capital gains	681	1,366
Unrealized gain (loss)	(11,037)	2,904
Other temporary adjustments	(32)	(1,539)
Total accumulated earnings (loss), net	$(9,880)	$2,731

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented below:

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$8,963	$8,678	$8,853	$8,265
Net investment income	6,345	4,343	4,476	3,393
Net realized and unrealized gains (losses)	(9,105)	(592)	(28)	3,128
Net increase (decrease) in net assets resulting from operations	(2,760)	3,751	4,448	6,521
Net assets	236,232	247,131	248,950	249,901
Total investment income per Common Share - basic and diluted	0.31	0.30	0.30	0.28
Net investment income per Common Share - basic and diluted	0.22	0.15	0.15	0.12
Earnings (Loss) per Common Share - basic and diluted	(0.09)	0.13	0.15	0.22
Net asset value per Common Share at end of quarter	8.09	8.48	8.54	8.57

	As of and for the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,661	$8,331	$7,745	$6,172
Net investment income	4,402	3,862	3,555	1,919
Net realized and unrealized gains (losses)	998	956	(256)	2,272
Net increase in net assets resulting from operations	5,400	4,818	3,299	4,191
Net assets	248,481	249,367	248,564	236,398
Total investment income per Common Share - basic and diluted	0.30	0.29	0.28	0.26
Net investment income per Common Share - basic and diluted	0.15	0.13	0.13	0.08
Earnings per Common Share - basic and diluted	0.19	0.16	0.12	0.18
Net asset value per Common Share at end of quarter	8.52	8.55	8.55	8.55

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90

Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.