Form 10-Q
period 2019-05-10
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2019-05-10
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code (212) 739-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None
The number of the Registrant's common shares outstanding as of May 6, 2019 was 1,592,768.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (Unaudited).
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund 2019. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (4,765,777 shares purchased at a cost of $40,004,777 and 4,803,777 shares purchased at a cost of $40,305,823, respectively)	$38,459,348	$38,869,930
Cash	480,163	494,255
Dividends receivable	—	558,295
Prepaid expenses and other assets	9,225	—
Total assets	$38,948,736	$39,922,480

Liabilities
Payable to related parties	$63,452	$62,274
Accrued professional services fees	71,534	53,487
Distributions Payable	—	182,108
Accounts payable, accrued expenses and other liabilities	63,973	54,020
Total liabilities	198,959	351,889
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$38,749,777	$39,570,591

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,583,452 and 1,611,147 Common Shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$1,583	$1,611
Paid-in-capital in excess of par value	40,006,010	40,689,858
Accumulated earnings (loss), net of distributions	(1,257,816)	(1,120,878)
Total net assets	$38,749,777	$39,570,591
Net asset value per Common Share	$24.47	$24.56
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Investment Income
Dividends from investment in GCIF	$559,104	$609,779
Total investment income	559,104	609,779

Operating Expenses (1)
Administrative services	3,629	3,750
Related party reimbursements	54,385	52,733
Trustees fees	740	732
Professional services fees	32,548	32,510
Offering costs	563	61,948
Other expenses	19,444	13,749
Total operating expenses	111,309	165,422
Reimbursement of expense support	9,067	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(12,242)
Net expenses	120,376	153,180
Net investment income	438,728	456,599

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	6,374	—
Long term gain distributions from investment in GCIF	216,290	223,008
Net realized gains from investment in GCIF	$222,664	$223,008
Net change in unrealized appreciation (depreciation) from investment in GCIF	$(109,536)	$231,804
Net realized and unrealized gains	$113,128	$454,812
Net increase in net assets resulting from operations	$551,856	$911,411

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.27	$0.28
Earnings per Common Share - basic and diluted	$0.34	$0.57
Weighted average Common Shares outstanding - basic and diluted	1,620,043	1,604,905
Distributions per Common Share	0.43	0.46
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2017	1,599,031	$1,599	$40,572,536	$490,023	$41,064,158
Operations:
Net investment income	—	—	—	456,599	456,599
Net realized gains	—	—	—	223,008	223,008
Net change in unrealized appreciation (depreciation)	—	—	—	231,804	231,804
Net increase in net assets resulting from operations	—	$—	$—	$911,411	$911,411
Shareholder distributions:
Distributions from earnings	—	—	—	(739,922)	(739,922)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(739,922)	$(739,922)
Capital share transactions:
Shares issues in connection with the dividend reinvestment plan	16,938	17	436,261	—	436,278
Repurchase of Common Shares	(5,013)	(5)	(128,731)	—	(128,736)
Net increase in net assets resulting from capital share transactions	11,925	$12	$307,530	$—	$307,542
Net increase for the period	11,925	$12	$307,530	$171,489	$479,031
Balance at March 31, 2018	1,610,956	$1,611	$40,880,066	$661,512	$41,543,189

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains	—	—	—	222,664	222,664
Net change in unrealized appreciation (depreciation)	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	$—	$—	$551,856	$551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(688,794)	$(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issues in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net increase in net assets resulting from capital share transactions	(27,695)	$(28)	$(683,848)	$—	$(683,876)
Net decrease for the period	(27,695)	$(28)	$(683,848)	$(136,938)	$(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$551,856	$911,411
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	307,420	—
Net realized gain from investment in GCIF	(6,374)	—
Net change in unrealized (appreciation) depreciation from investment in GCIF	109,536	(231,804)
(Increase) decrease in operating assets:
Receivable from related parties	—	(12,242)
Dividends receivable	558,295	—
Prepaid expenses and other assets	(9,225)	61,948
Increase (decrease) in operating liabilities:
Payable to related parties	1,178	(135,417)
Accrued professional services fees	18,047	2,350
Accounts payable, accrued expenses and other liabilities	9,953	10,767
Net cash provided by operating activities	1,540,686	607,013

Financing activities
Issuance of Common Shares	$652,600	$—
Repurchase of Common Shares	(1,787,548)	—
Distributions paid	(419,830)	(303,644)
Net cash used in financing activities	(1,554,778)	(303,644)

Net increase (decrease) in cash	(14,092)	303,369
Cash, beginning of period	494,255	650,811
Cash, end of period	$480,163	$954,180
Supplemental information and non-cash financing:
Distributions reinvested	$451,072	$436,278
Payable for repurchase of Common Shares	$—	$128,736
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
The Master Fund is externally managed by Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio.
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim, and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together with the Initial Public Offering, the "Public Offerings"). The Company’s initial Registration Statement with respect to the Public Offering was declared effective by the SEC on June 13, 2018, and a post-effective amendment thereto updating certain financial information was declared effective by the SEC on April 25, 2019.
As of March 31, 2019, the Company owned 16.28% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company's statements of operations over a 12-month period on a straight-line basis commencing at the later of (i) when the expense was incurred or (ii) when operations began.
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

Notes to Financial Statements (Unaudited)

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statement of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2015 through September 30, 2018. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2019	4,765,777	4,798,288	4,798,288	$40,004,777	$38,459,348	99.3%
December 31, 2018	4,803,777	4,809,680	4,772,425	$40,305,823	$38,869,930	98.2%
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
From October 15, 2016 through November 14, 2018, the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.59 per share.
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
Note 4. Related Party Agreements and Transactions
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf, and (iii) compensate Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of the Company's Shares.

Notes to Financial Statements (Unaudited)

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
Administrative Services Agreement
The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
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
Dealer Manager Agreement
The Company is party to a dealer manager agreement with GFD (the "Dealer Manager Agreement"). Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calendar days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Organization and Offering Expense Reimbursement Agreement
The Company is party to an organization and offering expense reimbursement agreement (the "O&O Agreement") with Guggenheim. Under the O&O Agreement, the Company is to reimburse Guggenheim for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement would not exceed actual expenses incurred by Guggenheim and its affiliates. Guggenheim is responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
As of March 31, 2019, Guggenheim had incurred organization and offering costs on behalf of the Company related to its Initial Public Offering, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of March 31, 2019, Guggenheim incurred offering costs associated with the Public Offering of $0.6 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with Carey Credit Advisors, LLC ("CCA"), one of the Company's prior investment advisor, and Guggenheim on July 31, 2015, as amended, (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
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

Notes to Financial Statements (Unaudited)

Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of the Expense Support Agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that Guggenheim will reimburse any portion of the Company's expenses in future months.
The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimburse-ment through
January 2016	28,808	(14,404)	—	(14,404)	—	1.75%	1.92161	1/31/2019
February 2016	27,107	(13,554)	—	(13,553)	—	1.75%	1.92161	3/1/2019
February 2017	85,881	(42,940)	(14,285)	—	28,656	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	—	52,160	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	—	30,845	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	—	45,734	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	—	53,711	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
Total					$350,006
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

Summary of Related Party Transactions for the Three Months Ended March 31, 2019 and March 31, 2018
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2019 and March 31, 2018:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2019	2018
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$54,385	$52,733
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	9,067	—
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	12,242

Notes to Financial Statements (Unaudited)

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2019, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)

Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2019 and (ii) the period commencing on July 31, 2015 (inception) through March 31, 2019, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2019		Inception through March 31, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	26,677	$652,600	1,614,107	$42,084,240
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offerings	26,677	652,600	1,614,107	41,216,968
Reinvestment of shareholders' distributions	18,411	451,072	154,492	3,942,428
Net proceeds from all issuance of Common Shares	45,088	$1,103,672	1,768,599	$45,159,396
Average net proceeds per Common Share	$24.48		$25.53
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the three months ended March 31, 2019 and March 31, 2018:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 25, 2019 (2)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
Total	40,560	72,783	$1,787,548		179.4%

2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.6%	0.36%
Total	34,443	5,013	$128,736		14.6%
_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 40,560 Shares on February 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 72,783 Shares. After the termination of the Company's purchase offer on March 8, 2019, the Company's Board approved the purchase of 72,783 Shares which represents approximately 68% of all Shares that were validly tendered.

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2019 and March 31, 2018:

Record Date	Payment Date	Distribution per Share per Record Date	Distribution per Share per Payment Date	Distribution Amount
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
			$0.42564	$688,794
For the Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,506
			$0.46110	$739,922
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.56	$25.68
Net investment income (1)	0.27	0.28
Net realized gain from investment (1)	0.14	0.14
Net unrealized gains (losses) (2)	(0.07)	0.15
Net increase resulting from operations	0.34	0.57
Distributions to common shareholders (3)
Distributions from earnings (3)	(0.43)	(0.46)
Net decrease resulting from distributions	(0.43)	(0.46)
Net asset value, end of period	$24.47	$25.79

INVESTMENT RETURNS
Total investment return-net asset value (4)	1.38%	2.23%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$38,749,777	$41,543,189
Average net assets (5)	$39,471,849	$41,369,353
Common Shares outstanding, end of period	1,583,452	1,610,956
Weighted average Common Shares outstanding	1,620,043	1,604,905
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.28%	0.40%
Effect of expense support reimbursement to (received from) the Advisors	0.02%	(0.03)%
Net expenses	0.30%	0.37%
Net investment income	1.11%	1.10%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

Notes to Financial Statements (Unaudited)

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(5)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios to average net assets, expressed as a percentage, are not annualized.

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2019 and March 31, 2018 were 1.92% and 1.95%, respectively.

Note 8. Subsequent Events
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

Revenue
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
Results of Operations
Operating results for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Total investment income	$559,104	$609,779
Net expenses	120,376	153,180
Net investment income	438,728	456,599
Net realized gain from investment in GCIF	6,374	—
Long term gain distributions from investment in GCIF	216,290	223,008
Net change in unrealized appreciation (depreciation) from investment in GCIF	(109,536)	231,804
Net increase in net assets resulting from operations	$551,856	$911,411
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2019 and March 31, 2018.

Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Administrative services	$3,629	$3,750
Related party reimbursements	54,385	52,733
Trustees fees	740	732
Professional services fees	32,548	32,510
Offering expenses	563	61,948
Other expenses	19,444	13,749
Total operating expenses	111,309	165,422
Reimbursement of expense support	9,067	—
Less: Expense support from related parties	—	(12,242)
Net expenses	$120,376	$153,180
The operating expenses presented above do not represent our normalized operations since we expect our variable operating expenses to increase in tandem with increases in our equity capital base and number of shareholders.
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
Net Realized Gains from Investment
For the three months ended March 31, 2019, we had realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. For the three months ended March 31, 2018, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.
During the three months ended March 31, 2019 and March 31, 2018, $0.2 million and $0.2 million, respectively of the distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended March 31, 2019, the total net change in unrealized depreciation from our investment in the Master Fund was $(0.1) million.
For the three months ended March 31, 2018, the total net change in unrealized appreciation from our investment in the Master Fund was than $0.2 million.
Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018
For the three months ended March 31, 2019 and March 31, 2018, net cash provided by operating activities was $1.5 million and $0.6 million, respectively. In 2019, dividends receivable from the Master Fund and redemption of Master Fund shares were the primary providers of cash. In 2018, distributions from the Master Fund were the primary provider of cash.
Net cash used for financing activities was $(1.6) million during the three months ended March 31, 2019, primarily represented by repurchase of common shares of $(1.8) million. Net cash used for financing activities was $(0.3) million during the three months ended March 31, 2018, and primarily consisted of cash outflows for distributions of $(0.3) million to shareholders.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2019 and March 31, 2018.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2019. The declared distribution rates per Common Share for the period after March 31, 2019 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
April 1, 8, 15, 22, 29	May 1	$0.03547	$0.17735
May 6, 13, 20, 27	May 29	0.03547	0.14188

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2019, 93.4% of the Master Fund's debt investments (90.7% of total investments), or $340.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.06
+100 bps	0.13
+150 bps	0.19
+200 bps	0.25
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
At May 6, 2019, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2019, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	—	—	—	—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	72,783	$24.56	40,560	—
Total	72,783		40,560	—
______________________
(1)    A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 10, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Brian S. Williams
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2019 (Filed herewith.)
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.