Form 10-Q
period 2019-06-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2019-08-09
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091
GUGGENHEIM CREDIT INCOME FUND 2019
(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant's common shares outstanding as of August 5, 2019 was 1,588,441.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be" and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (Unaudited).
Unless otherwise noted, the terms “we,” “us,” “our” and the "Company" refer to Guggenheim Credit Income Fund 2019. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (4,712,977 shares purchased at a cost of $39,586,020 and 4,803,777 shares purchased at a cost of $40,305,823, respectively)	$37,888,859	$38,869,930
Cash	525,869	494,255
Dividends receivable	—	558,295
Prepaid expenses and other assets	12,545	—
Total assets	$38,427,273	$39,922,480

Liabilities
Payable to related parties	$58,138	$62,274
Accrued professional services fees	65,033	53,487
Distributions payable	—	182,108
Accounts payable, accrued expenses and other liabilities	30,263	54,020
Total liabilities	153,434	351,889
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$38,273,839	$39,570,591

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,570,833 and 1,611,147 Common Shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$1,571	$1,611
Paid-in-capital in excess of par value	39,698,861	40,689,858
Accumulated earnings (loss), net of distributions (1)	(1,426,593)	(1,120,878)
Total net assets	$38,273,839	$39,570,591
Net asset value per Common Share	$24.37	$24.56
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Dividends from investment in GCIF	$832,494	$881,747	$1,391,598	$1,491,526
Total investment income	832,494	881,747	1,391,598	1,491,526

Operating Expenses (1)
Administrative services	3,871	3,750	7,500	7,500
Related party reimbursements	45,844	59,354	100,229	112,087
Trustees fees	748	747	1,488	1,479
Professional services fees	43,261	36,098	75,809	68,608
Shareholder servicing expenses	295	5,943	2,102	7,824
Offering costs	2,825	27,165	3,388	89,113
Other expenses	18,320	15,460	35,957	27,328
Total operating expenses	115,164	148,517	226,473	313,939
Reimbursement of expense support	7,254	69,151	16,321	69,151
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(55,424)	—	(67,666)
Net expenses	122,418	162,244	242,794	315,424
Net investment income	710,076	719,503	1,148,804	1,176,102

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	6,284	—	12,658	—
Long term gain distributions from investment in GCIF	—	—	216,290	223,008
Net realized gains from investment in GCIF	$6,284	$—	$228,948	$223,008
Net change in unrealized appreciation (depreciation) from investment in GCIF	$(151,732)	$(155,106)	$(261,268)	$76,698
Net realized and unrealized gains (losses)	$(145,448)	$(155,106)	$(32,320)	$299,706
Net increase in net assets resulting from operations	$564,628	$564,397	$1,116,484	$1,475,808

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.45	$0.44	$0.72	$0.73
Earnings per Common Share - basic and diluted	$0.36	$0.35	$0.70	$0.92
Weighted average Common Shares outstanding - basic and diluted	1,590,177	1,617,051	1,605,028	1,611,012
Distributions per Common Share	0.46	0.46	0.89	0.92
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (1)
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains from investment in GCIF	—	—	—	222,664	222,664
Net change in unrealized depreciation from investment in GCIF	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	$—	$—	$551,856	$551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(688,794)	$(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issues in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net decrease in net assets resulting from capital share transactions	(27,695)	$(28)	$(683,848)	$—	$(683,876)
Net decrease for the period	(27,695)	$(28)	$(683,848)	$(136,938)	$(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777
Operations:
Net investment income	—	—	—	710,076	710,076
Net realized gains from investment in GCIF	—	—	—	6,284	6,284
Net change in unrealized depreciation from investment in GCIF	—	—	—	(151,732)	(151,732)
Net increase in net assets resulting from operations	—	$—	$—	$564,628	$564,628
Shareholder distributions:
Distributions from earnings	—	—	—	(733,405)	(733,405)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(733,405)	$(733,405)
Capital share transactions:
Issuance of Common Shares	16,738	17	409,583	—	409,600
Shares issues in connection with the dividend reinvestment plan	16,020	16	392,240	—	392,256
Repurchase of Common Shares	(45,377)	(45)	(1,108,972)	—	(1,109,017)
Net decrease in net assets resulting from capital share transactions	(12,619)	$(12)	$(307,149)	$—	$(307,161)
Net decrease for the period	(12,619)	$(12)	$(307,149)	$(168,777)	$(475,938)
Balance at June 30, 2019	1,570,833	$1,571	$39,698,861	$(1,426,593)	$38,273,839

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (1)
	Shares	Amount			Total
Balance at December 31, 2017	1,599,031	$1,599	$40,572,536	$490,023	$41,064,158
Operations:
Net investment income	—	—	—	456,599	456,599
Net realized gains from investment in GCIF	—	—	—	223,008	223,008
Net change in unrealized appreciation from investment in GCIF	—	—	—	231,804	231,804
Net increase in net assets resulting from operations (1)	—	$—	$—	$911,411	$911,411
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(739,922)	(739,922)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(739,922)	$(739,922)
Capital share transactions:
Shares issues in connection with the dividend reinvestment plan	16,938	17	436,261	—	436,278
Repurchase of Common Shares	(5,013)	(5)	(128,731)	—	(128,736)
Net increase in net assets resulting from capital share transactions	11,925	$12	$307,530	$—	$307,542
Net increase for the period	11,925	$12	$307,530	$171,489	$479,031
Balance at March 31, 2018	1,610,956	$1,611	$40,880,066	$661,512	$41,543,189
Operations:
Net investment income	—	—	—	719,503	719,503
Net change in unrealized depreciation from investment in GCIF	—	—	—	(155,106)	(155,106)
Net increase in net assets resulting from operations (1)	—	$—	$—	$564,397	$564,397
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(745,035)	(745,035)
Net decrease in net assets resulting from shareholder distributions	—	$—	$—	$(745,035)	$(745,035)
Capital share transactions:
Issuance of Common Shares	—	—	—	—	—
Shares issues in connection with the dividend reinvestment plan	16,913	17	433,889	—	433,906
Repurchase of Common Shares	(2,504)	(2)	(64,567)	—	(64,569)
Net increase in net assets resulting from capital share transactions	14,409	$15	$369,322	$—	$369,337
Net increase (decrease) for the period	14,409	$15	$369,322	$(180,638)	$188,699
Balance at June 30, 2018	1,625,365	$1,626	$41,249,388	$480,874	$41,731,888
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$1,116,484	$1,475,808
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	732,461	—
Net realized gain from investment in GCIF	(12,658)	—
Net change in unrealized (appreciation) depreciation from investment in GCIF	261,268	(76,698)
(Increase) decrease in operating assets:
Dividends receivable	558,295	—
Prepaid expenses and other assets	(12,545)	89,038
Increase (decrease) in operating liabilities:
Payable to related parties	(4,136)	(99,048)
Accrued professional services fees	11,546	3,961
Accounts payable, accrued expenses and other liabilities	(23,757)	1,513
Net cash provided by operating activities	2,626,958	1,394,574

Financing activities
Issuance of Common Shares	1,062,200	—
Repurchase of Common Shares	(2,896,565)	(193,305)
Distributions paid	(760,979)	(614,773)
Net cash used in financing activities	(2,595,344)	(808,078)

Net increase in cash	31,614	586,496
Cash, beginning of period	494,255	650,811
Cash, end of period	$525,869	$1,237,307
Supplemental information and non-cash financing:
Distributions reinvested	$843,328	$870,184
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2019 (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund" or "GCIF"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
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
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together with the Initial Public Offering, the "Public Offerings"). The Company’s initial Registration Statement with respect to the Public Offering was declared effective by the SEC on June 13, 2018, and a post-effective amendment thereto updating certain financial information was declared effective by the SEC on April 25, 2019.
As of June 30, 2019, the Company owned 16.47% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statement of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2018. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities Exchange Commission (“SEC”) Disclosure Update and Simplification:
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal quarter ended March 31, 2019. The SEC Release required presentation changes to the Company's Statements of Assets and Liabilities and Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, accumulated earnings (loss), net of distributions, on the Statements of Assets and Liabilities, as three components: 1) accumulated undistributed (distributions in excess of) net investment income; 2) accumulated undistributed net realized gain (loss) and 3) net unrealized appreciation (depreciation) and presented distributions from earnings on the Statements of Changes in Net Assets as three components: 1) distributions from net investment income; 2) distributions from net realized gains on investment and 3) distributions in excess of net investment income. In accordance with the SEC Release, accumulated earnings and distributions from distributable earnings are shown in total on the Statements of Assets and Liabilities and Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to comparative periods presented in the financial statements.
The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the six months ended June 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Net investment income	$456,599	$719,503	$1,176,102
Net realized gains from investment in GCIF	223,008	—	223,008
Net change in unrealized appreciation from investment in GCIF	231,804	(155,106)	76,698
Net increase in net assets resulting from operations	$911,411	$564,397	$1,475,808

The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the six months ended June 30, 2018:

Notes to Financial Statements (Unaudited)

Six months ended June 30, 2018
Shareholder distributions:
Distribution from net investment income	$(1,176,102)
Distribution from realized gains from investment in GCIF	(223,008)
Distribution in excess of net investment income	(85,847)
Distributions from distributable earnings	$(1,484,957)

Distributions from earnings for the three months ended March 31, 2018	$(739,922)
Distributions from earnings for the three months ended June 30, 2018	(745,035)
$(1,484,957)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated undistributed net investment income	$6,073
Accumulated undistributed net realized gain	308,942
Net unrealized depreciation from investment in GCIF	(1,435,893)
Accumulated loss, net of distributions	$(1,120,878)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2019	4,712,977	4,757,654	4,777,858	$39,586,020	$37,888,859	99.0%
December 31, 2018	4,803,777	4,809,680	4,772,425	$40,305,823	$38,869,930	98.2%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
From October 15, 2015 through November 14, 2018, the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.59 per share.
Share Repurchase Program
The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program upon 30 days' notice.

Notes to Financial Statements (Unaudited)

Note 4. Related Party Agreements and Transactions
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf and (iii) compensate Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of the Company's Shares.
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
Administrative Services Agreement
The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees or (ii) by Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund's independent trustees.
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
Organization and Offering Expense Reimbursement Agreement
The Company is party to an organization and offering expense reimbursement agreement (the "O&O Agreement") with Guggenheim. Under the O&O Agreement, the Company is to reimburse Guggenheim for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement would not exceed actual expenses incurred by Guggenheim and its affiliates. Guggenheim is responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of June 30, 2019, Guggenheim incurred offering costs associated with the Public Offering of less than $0.8 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.

Notes to Financial Statements (Unaudited)

Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with Carey Credit Advisors, LLC ("CCA"), one of the Company's prior investment advisor, and Guggenheim on July 31, 2015, as amended, (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimburse-ment through
January 2016	$28,808	$(14,404)	$—	$(14,404)	$—	1.75%	$1.92161	1/31/2019
February 2016	27,107	(13,554)	—	(13,553)	—	1.75%	1.92161	3/1/2019
February 2017	85,881	(42,940)	(21,380)	—	21,561	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	—	52,160	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	—	30,845	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	—	45,734	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	—	53,711	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
Total					$342,911
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs and interest expense.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any.

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2019 and June 30, 2018
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2019 and June 30, 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2019	2018	2019	2018
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$45,844	$59,354	$100,229	$112,087
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	7,254	69,151	16,321	69,151
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	55,424	—	67,666

Notes to Financial Statements (Unaudited)

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2019, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the six months ended June 30, 2019 and (ii) the period commencing on July 31, 2015 (inception) through June 30, 2019, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Six Months Ended June 30, 2019		Inception through June 30, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	43,415	$1,062,200	1,630,845	$42,493,840
Dealer Manager fees and commissions	—	—	—	(867,272)
Net proceeds to the Company from Public Offerings	43,415	1,062,200	1,630,845	41,626,568
Reinvestment of shareholders' distributions	34,431	843,328	170,512	4,334,684
Net proceeds from all issuance of Common Shares	77,846	$1,905,528	1,801,357	$45,961,252
Average net proceeds per Common Share	$24.48		$25.51
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the two years ended June 30, 2019:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 25, 2019 (2)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
June 5, 2019 (3)	40,654	45,377	1,109,017	24.44	111.6%	2.80%
Total	81,214	118,160	$2,896,565		145.5%

2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.6%	0.36%
June 6, 2018	38,454	2,504	64,569	25.79	6.5%	0.16%
September 5 2018	40,202	6,817	175,058	25.68	17.0%	0.42%
December 6, 2018	40,298	40,298	1,027,203	25.49	100.0%	2.50%
Total	153,397	54,632	$1,395,566		35.6%

2017
September 20, 2017 (4)	21,105	39,579	$1,025,874	$25.92	187.5%	4.69%
December 20, 2017	28,529	7,377	190,616	$25.84	25.9%	0.65%
Total	49,634	46,956	$1,216,490		94.6%

Notes to Financial Statements (Unaudited)

_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

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

(3)
The Company filed a tender offer to purchase up to 40,654 Shares on May 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.3% of our then outstanding Shares, increasing the offer to 45,377 Shares. After the termination of the Company's purchase offer on June 5, 2019, the Company's Board approved the purchase of 45,377 Shares which represents 100% of all Shares that were validly tendered.

(4)
The Company filed a tender offer to purchase up to 21,105 Shares on August 16, 2017. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.16% of our then outstanding Shares, increasing the offer to 39,579 Shares. After the termination of the Company's purchase offer on September 20, 2017, the Company's Board approved the purchase of 39,579 Shares which represents 100% of all Shares that were validly tendered.

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2019 and June 30, 2018:

Record Date	Payment Date	Distribution per Share per Record Date	Distribution per Share per Payment Date	Distribution Amount
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	$0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
April 1, 8, 15, 22, 29	May 1	0.03547	0.17735	280,979
May 6, 13, 20, 27	May 29	0.03547	0.14188	226,054
June 3, 10, 17, 24	June 26	0.03547	0.14188	226,372
			$0.88675	$1,422,199
For the Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,507
April 24	April 25	0.15370	0.15370	247,604
May 29	May 30	0.15370	0.15370	248,471
June 26	June 27	0.15370	0.15370	248,959
			$0.92220	$1,484,957

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.56	$25.68
Net investment income (1)	0.72	0.73
Net realized gains from investment in GCIF (1)	0.14	0.14
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.16)	0.05
Net increase (decrease) resulting from operations	0.70	0.92
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.72)	(0.73)
Distributions from realized gains on investment(3)	(0.17)	(0.14)
Distributions in excess of net investment income (3)	—	(0.05)
Net decrease resulting from distributions	(0.89)	(0.92)
Net asset value, end of period	$24.37	$25.68

INVESTMENT RETURNS
Total investment return-net asset value (4)	2.85%	3.62%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$38,273,839	$41,731,888
Average net assets (5)	$39,192,023	$41,486,342
Common Shares outstanding, end of period	1,570,833	1,625,365
Weighted average Common Shares outstanding	1,605,028	1,611,012
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.58%	0.76%
Effect of expense support reimbursement to (received from) the Advisors	0.04%	—%
Net expenses	0.62%	0.76%
Net investment income	2.93%	2.83%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

(4)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(5)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios to average net assets, expressed as a percentage, are not annualized.

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2019 and June 30, 2018 were 3.84% and 3.71%, respectively.

Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," "our" and the "Company" refer to Guggenheim Credit Income Fund 2019. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (Unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring the Master Fund's portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.

The Master Fund's investment activities may vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments the Master Fund currently seeks and intends to seek in the future, the amount of equity capital the Master Fund raises from the sale of its common shares to us and any other feeder funds and the amount and cost of capital that the Master Fund may borrow.

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
Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services, legal services, transfer agent services, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third party valuation services and various other professional services fees.
Results of Operations
Operating results for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total investment income	$832,494	$881,747	$1,391,598	$1,491,526
Net expenses	122,418	162,244	242,794	315,424
Net investment income	710,076	719,503	1,148,804	1,176,102
Net realized gains from investment in GCIF	6,284	—	12,658	—
Long term gain distributions from investment in GCIF	—	—	216,290	223,008
Net change in unrealized appreciation (depreciation) from investment in GCIF	(151,732)	(155,106)	(261,268)	76,698
Net increase in net assets resulting from operations	$564,628	$564,397	$1,116,484	$1,475,808
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2019 and June 30, 2018.

Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Administrative services	$3,871	$3,750	$7,500	$7,500
Related party reimbursements	45,844	59,354	100,229	112,087
Trustees fees	748	747	1,488	1,479
Professional services fees	43,261	36,098	75,809	68,608
Shareholder servicing expenses	295	5,943	2,102	7,824
Offering costs	2,825	27,165	3,388	89,113
Other expenses	18,320	15,460	35,957	27,328
Total operating expenses	115,164	148,517	226,473	313,939
Reimbursement of expense support	7,254	69,151	16,321	69,151
Less: Expense support from related parties	—	(55,424)	—	(67,666)
Net expenses	$122,418	$162,244	$242,794	$315,424
The operating expenses presented above do not represent our normalized operations since we expect our variable operating expenses to increase in tandem with increases in our equity capital base and number of shareholders.
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for and conducting of meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
Net Realized Gains from Investment
During the three and six months ended June 30, 2019, we had realized gains of less than $0.1 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2018, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.
During the three and six months ended June 30, 2019, $0.0 million and $0.2 million, respectively of the distributions received from the Master Fund were classified as long term gains.
During the three and six months ended June 30, 2018, $0.0 million and $0.2 million, respectively of the distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2019, the total net change in unrealized depreciation from our investment in the Master Fund was $(0.2) million and $(0.3) million, respectively.
For the three and six months ended June 30, 2018, the total net change in unrealized appreciation (depreciation) from our investment in the Master Fund was than $(0.2) million and $0.1 million, respectively.
Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018
For the six months ended June 30, 2019 and June 30, 2018, net cash provided by operating activities was $2.6 million and $1.4 million, respectively. In 2019, dividends received from the Master Fund and redemption of Master Fund shares were the primary providers of cash. In 2018, distributions from the Master Fund were the primary provider of cash.
Net cash used for financing activities was $(2.6) million during the six months ended June 30, 2019, primarily represented by repurchase of common shares of $(2.9) million. Net cash used for financing activities was $(0.8) million during the six months ended June 30, 2018, and primarily consisted of cash outflows for distributions of $(0.6) million to shareholders.

Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments pursuant to the Expense Support Agreement and (v) the sale of our owned Master Fund shares in conjunction with its periodic share repurchase programs. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities and excess if any, is invested in the acquisition of Master Fund's common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019 and June 30, 2018.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2019. The declared distribution rates per Common Share for the period after June 30, 2019 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
July 1, 8, 15, 22, 29	July 31	$0.03547	$0.17735
August 5, 12, 19, 26	August 28	0.03547	0.14188
Related Party Agreements and Transactions
Expense Support and Conditional Reimbursement Agreement
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) to pay for administrative services and (iii) compensate Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party transactions and expense reimbursement agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2019, 93.1% of the Master Fund's debt investments (89.7% of total investments), or $337.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.09
+100 bps	0.19
+150 bps	0.29
+200 bps	0.39
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
At August 5, 2019, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
From time to time, we, or our administrator, may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
As of June 30, 2019, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 to April 30, 2019	—	—	—	—
May 1, 2019 to May 31, 2019	—	—	—	—
June 1, 2019 to June 30, 2019	45,377	$24.44	40,654	—
Total	45,377		40,654	—
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	August 9, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Brian S. Williams
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

10.7
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8
Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2019 (Filed herewith.)