Form 10-Q
period 2019-09-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2019-11-08
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01091
GUGGENHEIM CREDIT INCOME FUND 2019
(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 1, 2019 was 1,587,588.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be" and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (Unaudited).
Unless otherwise noted, the terms “we,” “us,” “our” and the "Company" refer to Guggenheim Credit Income Fund 2019. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (4,712,977 shares purchased at a cost of $39,586,020 and 4,803,777 shares purchased at a cost of $40,305,823, respectively)	$37,175,486	$38,869,930
Cash	1,511,743	494,255
Dividends receivable	182,864	558,295
Deferred offering cost	12,567	—
Total assets	38,882,660	39,922,480

Liabilities
Payable to related parties	71,693	62,274
Accrued professional services fees	74,148	53,487
Distributions payable	284,947	182,108
Accounts payable, accrued expenses and other liabilities	47,858	54,020
Total liabilities	478,646	351,889
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$38,404,014	$39,570,591

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,617,378 and 1,611,147 Common Shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$1,617	$1,611
Paid-in-capital in excess of par value	40,818,597	40,689,858
Accumulated earnings (loss), net of distributions (1)	(2,416,200)	(1,120,878)
Total net assets	$38,404,014	$39,570,591
Net asset value per Common Share	$23.74	$24.56
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Dividends from investment in GCIF	$646,338	$910,731	$2,037,936	$2,402,256
Total investment income	646,338	910,731	2,037,936	2,402,256

Operating Expenses (1)
Administrative services	3,750	3,750	11,250	11,250
Related party reimbursements	55,499	37,141	155,728	149,228
Trustees fees	756	765	2,244	2,244
Professional services fees	21,598	34,345	97,407	102,952
Offering costs	12,765	237	16,154	89,350
Transfer agent fees	21,675	17,938	74,712	51,506
Other expenses	7,276	11,416	(7,701)	13,000
Total operating expenses	123,319	105,592	349,794	419,530
Reimbursement of expense support	9,104	80,750	25,423	149,901
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(10,786)	—	(78,452)
Net expenses	132,423	175,556	375,217	490,979
Net investment income	513,915	735,175	1,662,719	1,911,277

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	—	—	12,658	—
Long term gain (loss) distributions from investment in GCIF	—	(1,310)	216,290	221,698
Net realized gains (losses) from investment in GCIF	—	(1,310)	228,948	221,698
Net change in unrealized depreciation from investment in GCIF	(713,373)	(297,031)	(974,641)	(220,333)
Net realized and unrealized gains (losses)	(713,373)	(298,341)	(745,693)	1,365
Net increase (decrease) in net assets resulting from operations	$(199,458)	$436,834	$917,026	$1,912,642

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.32	$0.45	$1.04	$1.18
Earnings (loss) per Common Share - basic and diluted	$(0.13)	$0.27	$0.57	$1.18
Weighted average Common Shares outstanding - basic and diluted	1,591,610	1,630,516	1,600,506	1,617,585
Distributions per Common Share	$0.50	$0.45	$1.38	$1.37
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains from investment in GCIF	—	—	—	222,664	222,664
Net change in unrealized depreciation from investment in GCIF	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	—	—	551,856	551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(688,794)	(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issued in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net decrease in net assets resulting from capital share transactions	(27,695)	(28)	(683,848)	—	(683,876)
Net decrease for the period	(27,695)	(28)	(683,848)	(136,938)	(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777
Operations:
Net investment income	—	—	—	710,076	710,076
Net realized gains from investment in GCIF	—	—	—	6,284	6,284
Net change in unrealized depreciation from investment in GCIF	—	—	—	(151,732)	(151,732)
Net increase in net assets resulting from operations	—	—	—	564,628	564,628
Shareholder distributions:
Distributions from earnings	—	—	—	(733,405)	(733,405)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(733,405)	(733,405)
Capital share transactions:
Issuance of Common Shares	16,738	17	409,583	—	409,600
Shares issued in connection with the dividend reinvestment plan	16,020	16	392,240	—	392,256
Repurchase of Common Shares	(45,377)	(45)	(1,108,972)	—	(1,109,017)
Net decrease in net assets resulting from capital share transactions	(12,619)	(12)	(307,149)	—	(307,161)
Net decrease for the period	(12,619)	(12)	(307,149)	(168,777)	(475,938)
Balance at June 30, 2019	1,570,833	$1,571	$39,698,861	$(1,426,593)	$38,273,839
Operations:
Net investment income	—	—	—	513,915	513,915
Net change in unrealized depreciation from investment in GCIF	—	—	—	(713,373)	(713,373)
Net decrease in net assets resulting from operations	—	—	—	(199,458)	(199,458)
Shareholder distributions:
Distributions from earnings	—	—	—	(790,149)	(790,149)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(790,149)	(790,149)
Capital share transactions:
Issuance of Common Shares	35,268	35	847,915	—	847,950
Shares issued in connection with the dividend reinvestment plan	11,277	11	271,821	—	271,832
Net increase in net assets resulting from capital share transactions	46,545	46	1,119,736	—	1,119,782
Net increase (decrease) for the period	46,545	46	1,119,736	(989,607)	130,175
Balance at September 30, 2019	1,617,378	$1,617	$40,818,597	$(2,416,200)	$38,404,014

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (1)
	Shares	Amount			Total
Balance at December 31, 2017	1,599,031	$1,599	$40,572,536	$490,023	$41,064,158
Operations:
Net investment income	—	—	—	456,599	456,599
Net realized gains from investment in GCIF	—	—	—	223,008	223,008
Net change in unrealized appreciation from investment in GCIF	—	—	—	231,804	231,804
Net increase in net assets resulting from operations (1)	—	—	—	911,411	911,411
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(739,922)	(739,922)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(739,922)	(739,922)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	16,938	17	436,261	—	436,278
Repurchase of Common Shares	(5,013)	(5)	(128,731)	—	(128,736)
Net increase in net assets resulting from capital share transactions	11,925	12	307,530	—	307,542
Net increase for the period	11,925	12	307,530	171,489	479,031
Balance at March 31, 2018	1,610,956	$1,611	$40,880,066	$661,512	$41,543,189
Operations:
Net investment income	—	—	—	719,503	719,503
Net change in unrealized depreciation from investment in GCIF	—	—	—	(155,106)	(155,106)
Net increase in net assets resulting from operations (1)	—	—	—	564,397	564,397
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(745,035)	(745,035)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(745,035)	(745,035)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	16,913	17	433,889	—	433,906
Repurchase of Common Shares	(2,504)	(2)	(64,567)	—	(64,569)
Net increase in net assets resulting from capital share transactions	14,409	15	369,322	—	369,337
Net increase (decrease) for the period	14,409	15	369,322	(180,638)	188,699
Balance at June 30, 2018	1,625,365	$1,626	$41,249,388	$480,874	$41,731,888
Operations:
Net investment income	—	—	—	735,175	735,175
Net realized losses from investment in GCIF	—	—	—	(1,310)	(1,310)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(297,031)	(297,031)
Net increase in net assets resulting from operations (1)	—	—	—	436,834	436,834
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(732,467)	(732,467)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(732,467)	(732,467)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	16,454	16	420,090	—	420,106
Repurchase of Common Shares	(6,817)	(7)	(175,051)	—	(175,058)
Net increase in net assets resulting from capital share transactions	9,637	9	245,039	—	245,048
Net increase (decrease) for the period	9,637	9	245,039	(295,633)	(50,585)
Balance at September 30, 2018	1,635,002	$1,635	$41,494,427	$185,241	$41,681,303
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$917,026	$1,912,642
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	732,461	—
Net realized gain from investment in GCIF	(12,658)	—
Net change in unrealized depreciation from investment in GCIF	974,641	220,333
(Increase) decrease in operating assets:
Receivable from related parties	—	(11,538)
Dividends receivable	375,431	—
Deferred offering cost	(12,567)	—
Prepaid expenses and other assets	—	89,275
Increase (decrease) in operating liabilities:
Payable to related parties	9,419	(133,821)
Accrued professional services fees	20,661	19,158
Accounts payable, accrued expenses and other liabilities	(6,162)	(3,448)
Net cash provided by operating activities	2,998,252	2,092,601

Financing activities
Issuance of Common Shares	1,910,150	—
Repurchase of Common Shares	(2,896,565)	(368,363)
Distributions paid	(994,349)	(927,134)
Net cash used in financing activities	(1,980,764)	(1,295,497)

Net increase in cash	1,017,488	797,104
Cash, beginning of period	494,255	650,811
Cash, end of period	$1,511,743	$1,447,915
Supplemental information and non-cash financing:
Distributions reinvested	$1,115,160	$1,290,290
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
As of September 30, 2019, the Company owned 16.47% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statements of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification:
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
The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the nine months ended September 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Net investment income	$456,599	$719,503	$735,175	$1,911,277
Net realized gains (losses) from investment in GCIF	223,008	—	(1,310)	221,698
Net change in unrealized appreciation (depreciation) from investment in GCIF	231,804	(155,106)	(297,031)	(220,333)
Net increase in net assets resulting from operations	$911,411	$564,397	$436,834	$1,912,642

Notes to Financial Statements (Unaudited)

The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the nine months ended September 30, 2018:

Nine months ended September 30, 2018
Shareholder distributions:
Distribution from net investment income	$(1,911,277)
Distribution from net realized gains from investment in GCIF	(221,698)
Distribution in excess of net investment income	(84,449)
Distributions from earnings	$(2,217,424)

Distributions from earnings for the three months ended March 31, 2018	$(739,922)
Distributions from earnings for the three months ended June 30, 2018	(745,035)
Distributions from earnings for the three months ended September 30, 2018	(732,467)
$(2,217,424)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated undistributed net investment income	$6,073
Accumulated undistributed net realized gain	308,942
Net unrealized depreciation from investment in GCIF	(1,435,893)
Accumulated loss, net of distributions	$(1,120,878)

Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2019	4,712,977	4,712,977	4,755,993	$39,586,020	$37,175,486	96.8%
December 31, 2018	4,803,777	4,809,680	4,772,425	$40,305,823	$38,869,930	98.2%
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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of September 30, 2019, Guggenheim incurred offering costs associated with the Public Offering of approximately $1.0 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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
The Company or Guggenheim may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim, or (ii) the Company's Board makes a determination to dissolve or liquidate the Company.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
January 2016	$28,808	$(14,404)	$—	$(14,404)	$—	1.75%	$1.92161	1/31/2019
February 2016	27,107	(13,554)	—	(13,553)	—	1.75%	1.92161	3/1/2019
February 2017	85,881	(42,940)	(30,482)	—	12,459	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	—	52,160	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	—	30,845	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	—	45,734	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	—	53,711	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
Total					$333,809
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

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2019 and September 30, 2018
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2019 and September 30, 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2019	2018	2019	2018
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$55,499	$37,141	$155,728	$149,228
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	9,104	80,750	25,423	149,901
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	10,786	—	78,452

Notes to Financial Statements (Unaudited)

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2019, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the nine months ended September 30, 2019 and (ii) the period commencing on July 31, 2015 (inception) through September 30, 2019, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Nine Months Ended September 30, 2019		Inception through September 30, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	78,683	$1,914,750	1,666,113	$43,346,390
Dealer Manager fees and commissions	—	(4,600)	—	(871,872)
Net proceeds to the Company from Public Offerings	78,683	1,910,150	1,666,113	42,474,518
Reinvestment of shareholders' distributions	45,708	1,115,160	181,789	4,606,516
Net proceeds from all issuance of Common Shares	124,391	$3,025,310	1,847,902	$47,081,034
Average net proceeds per Common Share	$24.32		$25.48
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the two years ended September 30, 2019:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 25, 2019 (2)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
June 5, 2019 (3)	40,654	45,377	1,109,017	24.44	111.6%	2.80%
October 11, 2019 (4)	—	—	—	—	—%	—%
Total	81,214	118,160	$2,896,565		145.5%

2018:
March 14, 2018	34,443	5,013	$128,736	$25.68	14.6%	0.36%
June 6, 2018	38,454	2,504	64,569	25.79	6.5%	0.16%
September 5, 2018	40,202	6,817	175,058	25.68	17.0%	0.42%
December 6, 2018	40,298	40,298	1,027,203	25.49	100.0%	2.50%
Total	153,397	54,632	$1,395,566		35.6%

2017
December 20, 2017	28,529	7,377	$190,616	$25.84	25.9%	0.65%
Total	28,529	7,377	$190,616		25.9%

Notes to Financial Statements (Unaudited)

_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

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

(4)	See Note 8. Subsequent Events to our unaudited financial statements for details on tender offer filed on August 1, 2019.
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2019 and September 30, 2018:

Record Date	Payment Date	Distribution per Share per Record Date	Distribution per Share per Payment Date	Distribution Amount
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	$0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
April 1, 8, 15, 22, 29	May 1	0.03547	0.17735	280,979
May 6, 13, 20, 27	May 29	0.03547	0.14188	226,054
June 3, 10, 17, 24	June 26	0.03547	0.14188	226,372
July 1, 8, 15, 22, 29	July 31	0.03547	0.17735	279,757
August 5, 12, 19, 26	August 28	0.03547	0.14188	225,445
September 2, 9, 16, 23, 30	October 2	0.03547	0.17735	284,947
			$1.38333	$2,212,348
For the Fiscal Year 2018
January 30	January 31	$0.15370	$0.15370	$245,771
February 27	February 28	0.15370	0.15370	246,645
March 27	March 28	0.15370	0.15370	247,507
April 24	April 25	0.15370	0.15370	247,604
May 29	May 30	0.15370	0.15370	248,471
June 26	June 27	0.15370	0.15370	248,959
July 31	August 1	0.15370	0.15370	249,818
August 28	August 29	0.15370	0.15370	250,682
September 4, 11, 18, 25	September 26	0.03547	0.14188	231,967
			$1.37148	$2,217,424

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$24.56	$25.68
Net investment income (1)	1.04	1.18
Net realized gains from investment in GCIF (1)	0.14	0.14
Net unrealized depreciation from investment in GCIF (2)	(0.62)	(0.14)
Net increase resulting from operations	0.56	1.18
Distributions to common shareholders (3)
Distributions from net investment income (3)	(1.04)	(1.18)
Distributions from realized gains on investment (3)	(0.19)	(0.14)
Distributions in excess of net investment income (3)	(0.15)	(0.05)
Net decrease resulting from distributions	(1.38)	(1.37)
Net asset value, end of period	$23.74	$25.49

INVESTMENT RETURNS
Total investment return-net asset value (4)	2.32%	4.71%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$38,404,014	$41,681,303
Average net assets (5)	$38,980,337	$41,551,852
Common Shares outstanding, end of period	1,617,378	1,635,002
Weighted average Common Shares outstanding	1,600,506	1,617,585
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.90%	1.01%
Effect of expense support reimbursement to the Advisors	0.06%	0.17%
Net expenses	0.96%	1.18%
Net investment income	4.27%	4.60%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

(2)
The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the nine months ended September 30, 2019 and September 30, 2018 were 5.85% and 5.46%, respectively.

Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements, other than the one discussed below.
The Company filed a tender offer to purchase up to 40,486 Shares on August 1, 2019.  After the tender offer expiration date of October 11, 2019, the Company determined to accept for purchase up to an additional 1.16% of our then outstanding Shares in accordance with Rule 13e-4(f), increasing the offer to 58,785 Shares. As of October 24, 2019, in accordance with the terms of the tender offer and Rule 13e-4(f), the Company accepted for payment 100% of the 58,785 Shares that were validly tendered and not withdrawn at a price of $23.67 per Share, for an aggregate purchase price of $1,391,452.

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
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation.
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
Results of Operations
Operating results for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total investment income	$646,338	$910,731	$2,037,936	$2,402,256
Net expenses	132,423	175,556	375,217	490,979
Net investment income	513,915	735,175	1,662,719	1,911,277
Net realized gain from redemption of investment in GCIF	—	—	12,658	—
Long term gain (loss) distributions from investment in GCIF	—	(1,310)	216,290	221,698
Net change in unrealized depreciation from investment in GCIF	(713,373)	(297,031)	(974,641)	(220,333)
Net increase (decrease) in net assets resulting from operations	$(199,458)	$436,834	$917,026	$1,912,642
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2019 and September 30, 2018.

Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Administrative services	$3,750	$3,750	$11,250	$11,250
Related party reimbursements	55,499	37,141	155,728	149,228
Trustees fees	756	765	2,244	2,244
Professional services fees	21,598	34,345	97,407	102,952
Transfer agent fees	21,675	17,938	74,712	51,506
Offering costs	12,765	237	16,154	89,350
Other expenses	7,276	11,416	(7,701)	13,000
Total operating expenses	123,319	105,592	349,794	419,530
Reimbursement of expense support	9,104	80,750	25,423	149,901
Less: Expense support from related parties	—	(10,786)	—	(78,452)
Net expenses	$132,423	$175,556	$375,217	$490,979
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
Net Realized Gains (Losses) from Investment
During the three and nine months ended September 30, 2019, we had realized gains of $0.0 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares. During the three and nine months ended September 30, 2018, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.
During the three and nine months ended September 30, 2019, $0.0 million and $0.2 million, respectively, of the distributions received from the Master Fund were classified as long term gains.
During the three and nine months ended September 30, 2018, less than $(0.1) million and $0.2 million respectively, of distributions received from the Master Fund were classified as long term gains (losses).
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and nine months ended September 30, 2019, the total net change in unrealized depreciation from our investment in the Master Fund was $(0.7) million and $(1.0) million, respectively.
For the three and nine months ended September 30, 2018, the total net change in unrealized depreciation from our investment in the Master Fund was $(0.3) million and $(0.2) million, respectively.
Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018
For the nine months ended September 30, 2019 and September 30, 2018, net cash provided by operating activities was $3.0 million and $2.1 million, respectively. In 2019, distributions from the Master Fund and redemption of Master Fund shares were the primary providers of cash. In 2018, distributions from the Master Fund were the primary provider of cash.
Net cash used for financing activities was $(2.0) million during the nine months ended September 30, 2019, primarily represented by repurchase of common shares of $(2.9) million. Net cash used for financing activities was $(1.3) million during the nine months ended September 30, 2018, and primarily consisted of cash outflows for distributions of $(0.9) million to shareholders.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019 and September 30, 2018.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2019. The declared distribution rates per Common Share for the period after September 30, 2019 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
October 7, 14, 21, 28	October 30	$0.03547	$0.14188
November 4, 11, 18, 25	November 27	0.03547	0.14188
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2019, 94.3% of the Master Fund's debt investments (91.1% of total investments), or $342.3 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of September 30, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(0.09)
+50 bps	0.09
+100 bps	0.18
+150 bps	0.28
+200 bps	0.37
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
At November 1, 2019, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2019, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2019:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019		—	—	—	—
August 1, 2019 to August 31, 2019	(1)	—	—	—	—
September 1, 2019 to September 30, 2019		—	—	—	—
Total		—		—	—
______________________
(1)    See Note 8. Subsequent Events to our unaudited financial statements included herein for details on tender offer filed on August 1, 2019.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	November 8, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Brian S. Williams
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2019 (Filed herewith.)