Form 10-Q
period 2020-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2020-05-14
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 8, 2020 was 1,821,795.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (Unaudited).
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund 2019. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (5,339,790 shares purchased at a cost of $44,484,898 and 4,700,238 shares purchased at a cost of $39,484,898, respectively)	$34,872,959	$36,552,474
Cash	721,703	896,824
Receivable from related parties	359,922	186,774
Dividends receivable	53,398	—
Deferred offering cost	71,363	24,240
Total assets	36,079,345	37,660,312

Liabilities
Payable to related parties	103,426	54,983
Accrued professional services fees	67,245	57,267
Distributions payable	322,221	—
Accounts payable, accrued expenses and other liabilities	92,998	18,992
Total liabilities	585,890	131,242
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$35,493,455	$37,529,070

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,804,972 and 1,606,201 Common Shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$1,805	$1,606
Paid-in-capital in excess of par value	45,199,452	40,531,966
Accumulated loss, net of distributions	(9,707,802)	(3,004,502)
Total net assets	$35,493,455	$37,529,070
Net asset value per Common Share	$19.66	$23.37

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Investment Income
Dividends from investment in GCIF	$757,302	$559,104
Total investment income	757,302	559,104

Operating Expenses (1)
Administrative services	3,669	3,629
Related party reimbursements	53,363	54,385
Trustees fees	748	740
Professional services fees	18,923	32,548
Offering costs	25,417	563
Other expenses	27,156	19,444
Total operating expenses	129,276	111,309
Reimbursement of expense support	—	9,067
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(173,147)	—
Net expenses	(43,871)	120,376
Net investment income	801,173	438,728

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	—	6,374
Long term gain distributions from investment in GCIF	—	216,290
Net realized gains from investment in GCIF	—	222,664
Net change in unrealized depreciation from investment in GCIF	(6,679,515)	(109,536)
Net realized and unrealized gains (losses)	(6,679,515)	113,128
Net increase (decrease) in net assets resulting from operations	$(5,878,342)	$551,856

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.45	$0.27
Earnings (losses) per Common Share - basic and diluted	$(3.29)	$0.34
Weighted average Common Shares outstanding - basic and diluted	1,786,187	1,620,043
Distributions per Common Share	$0.46	$0.43
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	801,173	801,173
Net change in unrealized depreciation from investment in GCIF	—	—	—	(6,679,515)	(6,679,515)
Net decrease in net assets resulting from operations	—	—	—	(5,878,342)	(5,878,342)
Shareholder distributions:
Distributions from earnings	—	—	—	(824,958)	(824,958)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(824,958)	(824,958)
Capital share transactions:
Issuance of Common Shares	211,044	211	4,955,639	—	4,955,850
Shares issued in connection with the dividend reinvestment plan	10,777	11	253,027	—	253,038
Repurchase of Common Shares	(23,050)	(23)	(541,180)	—	(541,203)
Net increase in net assets resulting from capital share transactions	198,771	199	4,667,486	—	4,667,685
Net increase (decrease) for the period	198,771	199	4,667,486	(6,703,300)	(2,035,615)
Balance at March 31, 2020	1,804,972	$1,805	$45,199,452	$(9,707,802)	$35,493,455

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains from investment in GCIF	—	—	—	222,664	222,664
Net change in unrealized depreciation from investment in GCIF	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	—	—	551,856	551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(688,794)	(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issued in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net decrease in net assets resulting from capital share transactions	(27,695)	(28)	(683,848)	—	(683,876)
Net decrease for the period	(27,695)	(28)	(683,848)	(136,938)	(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(5,878,342)	$551,856
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	(5,000,000)	—
Redemption of Master Fund shares	—	307,420
Net realized gain from investment in GCIF	—	(6,374)
Net change in unrealized depreciation from investment in GCIF	6,679,515	109,536
(Increase) decrease in operating assets:
Receivable from related parties	(173,148)	—
Dividends receivable	(53,398)	558,295
Deferred offering cost	(47,123)	—
Prepaid expenses and other assets	—	(9,225)
Increase in operating liabilities:
Payable to related parties	48,443	1,178
Accrued professional services fees	9,978	18,047
Accounts payable, accrued expenses and other liabilities	74,006	9,953
Net cash provided by (used in) operating activities	(4,340,069)	1,540,686

Financing activities
Issuance of Common Shares	4,955,850	652,600
Repurchase of Common Shares	(541,203)	(1,787,548)
Distributions paid	(249,699)	(419,830)
Net cash provided by (used in) financing activities	4,164,948	(1,554,778)

Net decrease in cash	(175,121)	(14,092)
Cash, beginning of period	896,824	494,255
Cash, end of period	$721,703	$480,163
Supplemental information and non-cash financing:
Distributions reinvested	$253,038	$451,072
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
NOTES TO FINANCIAL STATEMENTS (UNAUIDTED)
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
As of March 31, 2020, the Company owned 19.72% of the Master Fund's outstanding common shares.
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
Reclassifications
Certain prior period amounts may be reclassified to conform to the current presentation with no effect on the Company's financial condition, results of operations or cash flows.
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

Notes to Financial Statements (Unaudited)

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2020	5,339,790	5,153,005	5,153,005	$44,484,898	$34,872,959	98.3%
December 31, 2019	4,700,238	4,703,145	4,742,673	$39,484,898	$36,552,474	97.4%
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
From October 15, 2015 through February 19, 2020, the Company acquired its investment in the Master Fund at prices ranging from $7.81 per share to $8.59 per share.
Share Repurchase Program
The Master Fund has implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program.
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

Notes to Financial Statements (Unaudited)

Administrative Services Agreement
The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. To the extent that the Administrator outsources any of its functions, the Company may pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.
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
Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of March 31, 2020, Guggenheim incurred offering costs associated with the Public Offering of approximately $1.2 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.

Notes to Financial Statements (Unaudited)

Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with Carey Credit Advisors, LLC ("CCA"), one of the Company's prior investment advisors, and Guggenheim on July 31, 2015, as amended, (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017, the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
January 2016	$28,808	$(14,404)	$—	$(14,404)	$—	1.75%	$1.92161	1/31/2019
February 2016	27,107	(13,554)	—	(13,553)	—	1.75%	1.92161	3/1/2019
February 2017	85,881	(42,940)	(30,482)	—	12,459	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	—	52,160	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	—	30,845	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	—	45,734	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	—	53,711	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
October 2019	24,376	—	—	—	24,376	1.18%	1.84440	10/31/2022
November 2019	62,392	—	—	—	62,392	1.18%	1.84440	11/30/2022
December 2019	100,005	—	—	—	100,005	1.18%	1.84440	12/31/2022
January 2020	23,059	—	—	—	23,059	1.05%	1.84440	1/31/2023
February 2020	61,047	—	—	—	61,047	1.05%	1.84440	2/28/2023
March 2020	89,041	—	—	—	89,041	1.05%	1.84440	3/31/2023
Total					$693,729
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

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2020 and March 31, 2019:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2020	2019
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$53,363	$54,385
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	—	9,067
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	14,150	—
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	173,147	—

Notes to Financial Statements (Unaudited)

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2020 and (ii) the period commencing on July 31, 2015 (inception) through March 31, 2020, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2020		Inception through March 31, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	211,044	$4,970,000	1,916,662	$49,249,390
Dealer Manager fees and commissions	—	(14,150)	—	(887,422)
Net proceeds to the Company from Public Offerings	211,044	4,955,850	1,916,662	48,361,968
Reinvestment of shareholders' distributions	10,777	253,038	215,899	5,411,502
Net proceeds from all issuance of Common Shares	221,821	$5,208,888	2,132,561	$53,773,470
Average net proceeds per Common Share	$23.48		$25.22

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 23, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
Total	40,039	23,050	$541,203		57.6%

2019:
March 25, 2019 (2)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
June 5, 2019 (3)	40,654	45,377	1,109,017	24.44	111.6%	2.80%
October 11, 2019 (4)	40,486	58,785	1,391,452	23.67	145.2%	3.63%
December 6, 2019	40,241	15,230	358,206	23.52	37.8%	0.95%
Total	161,941	192,175	$4,646,223		118.7%

2018:
June 6, 2018	38,454	2,504	$64,569	$25.79	6.5%	0.16%
September 5, 2018	40,202	6,817	175,058	25.68	17.0%	0.42%
December 6, 2018	40,298	40,298	1,027,203	25.49	100.0%	2.50%
Total	118,954	49,619	$1,266,830		41.7%
_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 40,560 Shares on February 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 72,783 Shares. The Company repurchased 72,783 Shares which represents approximately 68% of all Shares that were validly tendered.

(3)
The Company filed a tender offer to purchase up to 40,654 Shares on May 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.3% of our then outstanding Shares, increasing the offer to 45,377 Shares. The Company repurchased of 45,377 Shares which represents 100% of all Shares that were validly tendered.

(4)
The Company filed a tender offer to purchase up to 40,486 Shares on August 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.2% of our then outstanding Shares, increasing the offer to 58,785 Shares. The Company repurchased 58,785 Shares which represents 100% of all Shares that were validly tendered.

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2020 and March 31, 2019:

Notes to Financial Statements (Unaudited)

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For the Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
			$0.46111	$824,958
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	$0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
			$0.42564	$688,794
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$23.37	$24.56
Net investment income (1)	0.45	0.27
Net realized gains from investment in GCIF (1)	—	0.14
Net unrealized depreciation from investment in GCIF (2)	(3.70)	(0.07)
Net increase (decrease) resulting from operations	(3.25)	0.34
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.46)	(0.27)
Distributions from realized gains on investment (3)	—	(0.16)
Net decrease resulting from distributions	(0.46)	(0.43)
Net asset value, end of period	$19.66	$24.47

INVESTMENT RETURNS
Total investment return-net asset value (4)	(14.05)%	1.38%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$35,493,455	$38,749,777
Average net assets (5)	$39,457,187	$39,471,849
Common Shares outstanding, end of period	1,804,972	1,583,452
Weighted average Common Shares outstanding	1,786,187	1,620,043
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.33%	0.28%
Effect of expense support reimbursement to (received from) the Advisor	(0.44)%	0.02%
Net expenses	(0.11)%	0.30%
Net investment income	2.03%	1.11%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Financial Statements (Unaudited)

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2020 and 2019 were 2.00% and 1.92%, respectively.

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

Revenue
Dividend income from our ownership of the Master Fund's common shares is our source of investment income. Our revenue will fluctuate with the operating performance of the Master Fund and its distributions paid to us.
Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services, legal services, transfer agent services, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third-party valuation services and various other professional services fees.
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S., bringing with it one of the most volatile quarters for the leveraged loan market in history.
The Master Fund has and continues to assess the impact of COVID-19 on its portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect operating results of the Master Fund's portfolio companies or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect the Master Fund's portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of the Master Fund's portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of the Master Fund's investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to the Master Fund's portfolio companies results in reduced interest payments or permanent impairments on its investments, we could see a decrease in our net investment income and could require us to reduce the future amount of distributions to our shareholders.
With respect to its investments, the Master Fund is taking steps in actively overseeing all of its individual portfolio companies. These measures include, among other things, enhanced monitoring/credit analysis of its portfolio, assessment of each portfolio company’s operational and liquidity exposure and outlook, and frequent communication with its portfolio company management teams, industry consultants, and other lenders to understand the expected financial performance impact of the COVID-19 pandemic.
The reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.

Results of Operations
Operating results for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Total investment income	$757,302	$559,104
Net expenses	(43,871)	120,376
Net investment income	801,173	438,728
Net realized gain from redemption of investment in GCIF	—	6,374
Long term gain distributions from investment in GCIF	—	216,290
Net change in unrealized depreciation from investment in GCIF	(6,679,515)	(109,536)
Net increase (decrease) in net assets resulting from operations	$(5,878,342)	$551,856
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2020 and March 31, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Administrative services	$3,669	$3,629
Related party reimbursements	53,363	54,385
Trustees fees	748	740
Professional services fees	18,923	32,548
Offering costs	25,417	563
Other expenses	27,156	19,444
Total operating expenses	129,276	111,309
Reimbursement of expense support	—	9,067
Less: Expense support from related parties	(173,147)	—
Net expenses	$(43,871)	$120,376
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
Net Realized Gains (Losses) from Investment
For the three months ended March 31, 2020, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund.
For the three months ended March 31, 2019, we had realized gains of less than $0.1 million as a result of our sale of Master Fund Shares.
During the three months ended March 31, 2020 and 2019, $0.0 million and $0.2 million, respectively of the distributions received from the Master Fund were classified as long term gains.

Changes in Unrealized Depreciation from Investment
For the three months ended March 31, 2020 and March 31, 2019 , the total net change in unrealized depreciation on our investment in the Master Fund was $(6.7) million and $(0.1) million, respectively . The increase in net unrealized depreciation for the three months ended March 31, 2020 was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019
For the three months ended March 31, 2020 and March 31, 2019, net cash provided by (used in) operating activities was $(4.3) million and $1.5 million, respectively. For the three months ended March 31, 2020, the purchase of Master Fund shares was the primary use of cash. For the three months ended March 31, 2019, dividends receivable from the Master Fund and redemption of Master Fund shares were the primary providers of cash.
For the three months ended March 31, 2020, net cash provided by financing activities was $4.2 million and was primarily represented by issuance of common shares of $5.0 million. For the three months ended March 31, 2019, net cash used for financing activities was $(1.6) million and was primarily represented by repurchase of common shares of $(1.8) million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments pursuant to the Expense Support Agreement and (v) the sale of our owned Master Fund shares in conjunction with its share repurchase program. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities and excess if any, is invested in the acquisition of Master Fund's common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2020. The declared distribution rates per Common Share for the period after March 31, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share at Record Date	Distribution per Share at Payment Date
April 6, 13, 20, 27	April 29	$0.03015	$0.1206
May 4, 11, 18, 25, June 1, 8	June 9	0.03015	0.1809
Related Party Agreements and Transactions
Expense Support and Conditional Reimbursement Agreement
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) pay for administrative services and (iii) compensate Guggenheim Funds Distributors, LLC ("GFD"), an affiliate of Guggenheim, for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party transactions and expense reimbursement agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2020, 97.4% of the Master Fund's debt investments (95.1% of total investments), or $303.2 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(0.03)
+50 bps	0.08
+100 bps	0.19
+150 bps	0.29
+200 bps	0.39
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
At May 11, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, Guggenheim and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. The Company and its service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The spread of an epidemic or pandemic and efforts to contain it may result in severe disruptions to financial markets, supply chains, availability of raw materials, goods, and services. For example, the outbreak of COVID-19 is causing materially reduced consumer demand and economic output, disrupting supply chains, resulting in market closures, travel restrictions and quarantines, and adversely impacting local and global economies. As with other serious economic disruptions, governmental authorities and regulators are responding to this crisis with significant fiscal and monetary policy changes, including by providing direct capital infusions into companies, introducing new monetary programs and considerably lowering interest rates, which, in some cases resulted in negative interest rates. These actions, including their possible unexpected or sudden reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets, reduce market liquidity, heighten investor uncertainty and adversely affect the value of our investments and our overall performance. In addition, uncertainty arising from the United Kingdom's decision to leave the European Union ("Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, Guggenheim, or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Dislocations in certain parts of markets are resulting in reduced liquidity for certain investments. It is uncertain when financial markets will improve. Liquidity of financial markets may also be affected by government intervention.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by Guggenheim's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	—	—	—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020 (1)	23,050	23.48	23,050	—
Total	23,050		23,050	—
______________________
(1)    The maximum number of Shares available for repurchase on March 23, 2020 was 40,039. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 14, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Cielo M. Ordonez
CIELO M. ORDONEZ
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on January 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2020 (Filed herewith.)