Form 10-Q
period 2020-06-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2020-08-13
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 10, 2020 was 1,837,557.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (5,280,117 shares purchased at a cost of $44,018,852 and 4,700,238 shares purchased at a cost of $39,484,898, respectively)	$37,167,606	$36,552,474
Cash	1,173,003	896,824
Receivable from related parties	132,323	186,774
Dividends receivable	233,483	—
Deferred offering cost	48,603	24,240
Total assets	38,755,018	37,660,312

Liabilities
Payable to related parties	43,202	54,983
Accrued professional services fees	67,115	57,267
Distributions payable	165,576	—
Accounts payable, accrued expenses and other liabilities	105,590	18,992
Total liabilities	381,483	131,242
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$38,373,535	$37,529,070

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,815,208 and 1,606,201 Common Shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$1,815	$1,606
Paid-in-capital in excess of par value	45,400,237	40,531,966
Accumulated loss, net of distributions	(7,028,517)	(3,004,502)
Total net assets	$38,373,535	$37,529,070
Net asset value per Common Share	$21.14	$23.37

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Dividends from investment in GCIF	$714,064	$832,494	$1,471,366	$1,391,598
Total investment income	714,064	832,494	1,471,366	1,391,598

Operating Expenses (1)
Administrative services	3,669	3,871	7,338	7,500
Related party reimbursements	48,122	45,844	101,485	100,229
Trustees fees	748	748	1,496	1,488
Professional services fees	44,853	43,261	63,776	75,809
Offering costs	26,584	2,825	52,001	3,388
Transfer agent fees	24,092	22,469	46,741	54,255
Other (income) expenses	10,452	(3,854)	14,959	(16,196)
Total operating expenses	158,520	115,164	287,796	226,473
Reimbursement of expense support	—	7,254	—	16,321
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(132,324)	—	(305,471)	—
Net expenses	26,196	122,418	(17,675)	242,794
Net investment income	687,868	710,076	1,489,041	1,148,804

Realized and unrealized gains (losses):
Net realized gain (loss) from redemption of investment in GCIF	(55,496)	6,284	(55,496)	12,658
Long term gain distributions from investment in GCIF	—	—	—	216,290
Net realized gains (losses) from investment in GCIF	(55,496)	6,284	(55,496)	228,948
Net change in unrealized appreciation (depreciation) from investment in GCIF	2,760,693	(151,732)	(3,918,822)	(261,268)
Net realized and unrealized gains (losses)	2,705,197	(145,448)	(3,974,318)	(32,320)
Net increase (decrease) in net assets resulting from operations	$3,393,065	$564,628	$(2,485,277)	$1,116,484

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.38	$0.45	$0.83	$0.72
Earnings (losses) per Common Share - basic and diluted	$1.86	$0.36	$(1.38)	$0.70
Weighted average Common Shares outstanding - basic and diluted	1,821,028	1,590,177	1,803,607	1,605,028
Distributions per Common Share	$0.39	$0.46	$0.85	$0.89
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	801,173	801,173
Net change in unrealized depreciation from investment in GCIF	—	—	—	(6,679,515)	(6,679,515)
Net decrease in net assets resulting from operations	—	—	—	(5,878,342)	(5,878,342)
Shareholder distributions:
Distributions from earnings	—	—	—	(824,958)	(824,958)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(824,958)	(824,958)
Capital share transactions:
Issuance of Common Shares	211,044	211	4,955,639	—	4,955,850
Shares issued in connection with the dividend reinvestment plan	10,777	11	253,027	—	253,038
Repurchase of Common Shares	(23,050)	(23)	(541,180)	—	(541,203)
Net increase in net assets resulting from capital share transactions	198,771	199	4,667,486	—	4,667,685
Net increase (decrease) for the period	198,771	199	4,667,486	(6,703,300)	(2,035,615)
Balance at March 31, 2020	1,804,972	$1,805	$45,199,452	$(9,707,802)	$35,493,455
Operations:
Net investment income	—	—	—	687,868	687,868
Net realized losses from investment in GCIF	—	—	—	(55,496)	(55,496)
Net change in unrealized appreciation from investment in GCIF	—	—	—	2,760,693	2,760,693
Net increase in net assets resulting from operations	—	—	—	3,393,065	3,393,065
Shareholder distributions:
Distributions from earnings	—	—	—	(713,780)	(713,780)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(713,780)	(713,780)
Capital share transactions:
Issuance of Common Shares	12,269	12	252,238	—	252,250
Shares issued in connection with the dividend reinvestment plan	21,018	21	424,990	—	425,011
Repurchase of Common Shares	(23,051)	(23)	(476,443)	—	(476,466)
Net increase in net assets resulting from capital share transactions	10,236	10	200,785	—	200,795
Net increase for the period	10,236	10	200,785	2,679,285	2,880,080
Balance at June 30, 2020	1,815,208	$1,815	$45,400,237	$(7,028,517)	$38,373,535

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains from investment in GCIF	—	—	—	222,664	222,664
Net change in unrealized depreciation from investment in GCIF	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	—	—	551,856	551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(688,794)	(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issued in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net decrease in net assets resulting from capital share transactions	(27,695)	(28)	(683,848)	—	(683,876)
Net decrease for the period	(27,695)	(28)	(683,848)	(136,938)	(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777
Operations:
Net investment income	—	—	—	710,076	710,076
Net realized gain from investment in GCIF	—	—	—	6,284	6,284
Net change in unrealized depreciation from investment in GCIF	—	—	—	(151,732)	(151,732)
Net increase in net assets resulting from operations	—	—	—	564,628	564,628
Shareholder distributions:
Distributions from earnings	—	—	—	(733,405)	(733,405)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(733,405)	(733,405)
Capital share transactions:
Issuance of Common Shares	16,738	17	409,583	—	409,600
Shares issued in connection with the dividend reinvestment plan	16,020	16	392,240	—	392,256
Repurchase of Common Shares	(45,377)	(45)	(1,108,972)	—	(1,109,017)
Net decrease in net assets resulting from capital share transactions	(12,619)	(12)	(307,149)	—	(307,161)
Net decrease for the period	(12,619)	(12)	(307,149)	(168,777)	(475,938)
Balance at June 30, 2019	1,570,833	$1,571	$39,698,861	$(1,426,593)	$38,273,839

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(2,485,277)	$1,116,484
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	(5,000,000)	—
Redemption of Master Fund shares	410,550	732,461
Net realized (gain) loss from investment in GCIF	55,496	(12,658)
Net change in unrealized depreciation from investment in GCIF	3,918,822	261,268
(Increase) decrease in operating assets:
Receivable from related parties	54,451	—
Dividends receivable	(233,483)	558,295
Deferred offering cost	(24,363)	—
Prepaid expenses and other assets	—	(12,545)
Increase (decrease) in operating liabilities:
Payable to related parties	(11,781)	(4,136)
Accrued professional services fees	9,848	11,546
Accounts payable, accrued expenses and other liabilities	86,598	(23,757)
Net cash provided by (used in) operating activities	(3,219,139)	2,626,958

Financing activities
Issuance of Common Shares	5,208,100	1,062,200
Repurchase of Common Shares	(1,017,669)	(2,896,565)
Distributions paid	(695,113)	(760,979)
Net cash provided by (used in) financing activities	3,495,318	(2,595,344)

Net increase in cash	276,179	31,614
Cash, beginning of period	896,824	494,255
Cash, end of period	$1,173,003	$525,869
Supplemental information and non-cash financing:
Distributions reinvested	$678,049	$843,328
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
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together with the Initial Public Offering, the "Public Offerings"). The Company’s initial Registration Statement with respect to the Public Offering was declared effective by the SEC on June 13, 2018, and post-effective amendments thereto updating certain financial information was declared effective by the SEC on April 25, 2019 and April 9, 2020.
As of June 30, 2020, the Company owned 19.69% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2020	5,280,117	5,331,265	5,242,135	$44,018,852	$37,167,606	96.9%
December 31, 2019	4,700,238	4,703,145	4,742,673	$39,484,898	$36,552,474	97.4%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange, and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
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
Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of June 30, 2020, Guggenheim incurred offering costs associated with the Public Offering of approximately $1.4 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.

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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimburse-ment through
February 2017	85,881	(42,940)	(30,482)	(12,459)	—	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	(52,160)	—	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	(30,845)	—	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	(45,734)	—	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	(53,711)	—	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,367)	—	—	29,368	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
October 2019	24,376	—	—	—	24,376	1.18%	1.84440	10/31/2022
November 2019	62,392	—	—	—	62,392	1.18%	1.84440	11/30/2022
December 2019	100,005	—	—	—	100,005	1.18%	1.84440	12/31/2022
January 2020	23,059	—	—	—	23,059	1.17%	1.84440	1/31/2023
February 2020	61,047	—	—	—	61,047	1.03%	1.84440	2/28/2023
March 2020	89,041	—	—	—	89,041	1.05%	1.84440	3/31/2023
April 2020	60,258	—	—	—	60,258	1.23%	1.56780	4/30/2023
May 2020	47,733	—	—	—	47,733	1.24%	1.56780	5/31/2023
June 2020	24,333	—	—	—	24,333	1.22%	1.56780	6/30/2023
Total					$631,144
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

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2020 and June 30, 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2020	2019	2020	2019
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$48,122	$45,844	$101,485	$100,229
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	—	7,254	—	16,321
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	2,750	—	16,900	—
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	(132,324)	—	(305,471)	—
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the six months ended June 30, 2020 and (ii) the period commencing on July 31, 2015 (inception) through June 30, 2020, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Six Months Ended June 30, 2020		Inception through June 30, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	223,313	$5,225,000	1,928,931	$49,504,390
Dealer Manager fees and commissions	—	(16,900)	—	(890,172)
Net proceeds to the Company from Public Offerings	223,313	5,208,100	1,928,931	48,614,218
Reinvestment of shareholders' distributions	31,795	678,049	236,917	5,836,513
Net proceeds from all issuance of Common Shares	255,108	$5,886,149	2,165,848	$54,450,731
Average net proceeds per Common Share	$23.07		$25.14

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 9, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
June 8, 2020 (2)	19,862	23,051	476,466	20.67	116.1%	1.40%
Total	59,901	46,101	$1,017,669		77.0%

2019:
March 25, 2019 (3)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
June 5, 2019 (4)	40,654	45,377	1,109,017	24.44	111.6%	2.80%
October 11, 2019 (5)	40,486	58,785	1,391,452	23.67	145.2%	3.63%
December 6, 2019	40,241	15,230	358,206	23.52	37.8%	0.95%
Total	161,941	192,175	$4,646,223		118.7%

2018:
September 5, 2018	40,202	6,817	$175,058	$25.68	17.0%	0.42%
December 6, 2018	40,298	40,298	1,027,203	25.49	100.0%	2.50%
Total	80,500	47,115	$1,202,261		58.5%
_______________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 19,862 Shares on May 1, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.2% of our then outstanding Shares, increasing the offer to 23,051 Shares. The Company repurchased 23,051 Shares which represents approximately 12% of all Shares that were validly tendered.

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

Notes to Financial Statements (Unaudited)

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2020 and June 30, 2019:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For the Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
April 6, 13, 20, 27	April 29	0.03015	0.12060	218,642
May 4, 11, 18, 25, June 1, 8	June 9	0.03015	0.18090	329,563
June 15, 22, 29	July 9	0.03015	0.09045	165,575
			$0.85306	$1,538,738
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	$0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
April 1, 8, 15, 22, 29	May 1	0.03547	0.17735	280,979
May 6, 13, 20, 27	May 29	0.03547	0.14188	226,054
June 3, 10, 17, 24	June 26	0.03547	0.14188	226,372
			$0.88675	$1,422,199

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$23.37	$24.56
Net investment income (1)	0.83	0.72
Net realized gains (losses) from investment in GCIF (1)	(0.03)	0.14
Net unrealized depreciation from investment in GCIF (2)	(2.18)	(0.16)
Net increase (decrease) resulting from operations	(1.38)	0.70
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.83)	(0.72)
Distributions from realized losses on investment (3)	—	(0.17)
Distributions in excess of net investment income (3)	(0.02)	—
Net decrease resulting from distributions	(0.85)	(0.89)
Net asset value, end of period	$21.14	$24.37

INVESTMENT RETURNS
Total investment return-net asset value (4)	(5.85)%	2.85%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$38,373,535	$38,273,839
Average net assets (5)	$38,639,979	$39,192,023
Common Shares outstanding, end of period	1,815,208	1,570,833
Weighted average Common Shares outstanding	1,803,607	1,605,028
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.74%	0.58%
Effect of expense support reimbursement to (received from) the Advisor	(0.79)%	0.04%
Net expenses	(0.05)%	0.62%
Net investment income	3.85%	2.93%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2020 and 2019 were 3.91% and 3.84%, respectively.

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
The reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.

Results of Operations
Operating results for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$714,064	$832,494	$1,471,366	$1,391,598
Net expenses	26,196	122,418	(17,675)	242,794
Net investment income	687,868	710,076	1,489,041	1,148,804
Net realized gain (loss) from redemption of investment in GCIF	(55,496)	6,284	(55,496)	12,658
Long term gain distributions from investment in GCIF	—	—	—	216,290
Net change in unrealized appreciation (depreciation) from investment in GCIF	2,760,693	(151,732)	(3,918,822)	(261,268)
Net increase (decrease) in net assets resulting from operations	$3,393,065	$564,628	$(2,485,277)	$1,116,484
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2020 and June 30, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Administrative services	$3,669	$3,871	$7,338	$7,500
Related party reimbursements	48,122	45,844	101,485	100,229
Trustees fees	748	748	1,496	1,488
Professional services fees	44,853	43,261	63,776	75,809
Offering costs	26,584	2,825	52,001	3,388
Transfer agent fees	24,092	22,469	46,741	54,255
Other (income) expenses	10,452	(3,854)	14,959	(16,196)
Total operating expenses	158,520	115,164	287,796	226,473
Reimbursement of expense support	—	7,254	—	16,321
Less: Expense support from related parties	(132,324)	—	(305,471)	—
Net expenses	$26,196	$122,418	$(17,675)	$242,794
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
Net Realized Gains (Losses) from Investment
For the three and six months ended June 30, 2020, we had realized losses of $(0.1) million and $(0.1) million, respectively, as a result of our sale of Master Fund Shares. For the three and six months ended June 30, 2019, we had realized gains of less than $0.1 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares.

During both the three and six months ended June 30, 2020, there were no distributions received from the Master Fund that were classified as long term gains.
During the three and six months ended June 30, 2019, $0.0 million and $0.2 million, respectively, of the distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $2.8 million and $(3.9) million, respectively. The increase in net unrealized appreciation for the three months ended June 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies from the prior quarter.
For the three and six months ended June 30, 2019, the total change in unrealized depreciation from our investment in the Master Fund was $(0.2) million and $(0.3) million, respectively.
Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019
For the six months ended June 30, 2020 and June 30, 2019, net cash provided by (used in) operating activities was $(3.2) million and $2.6 million, respectively. For the six months ended June 30, 2020, the purchase of Master Fund shares was the primary use of cash. For the six months ended June 30, 2019, dividends received from the Master Fund and redemption of Master Fund shares were the primary providers of cash.
For the six months ended June 30, 2020, net cash provided by financing activities was $3.5 million and was primarily represented by issuance of common shares of $5.2 million. For the six months ended June 30, 2019, net cash used in financing activities was $(2.6) million and was primarily represented by repurchase of common shares of $(2.9) million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2020. The declared distribution rates per Common Share for the period after June 30, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share at Record Date	Distribution per Share at Payment Date
July 13, 20, 27 & Aug. 3, 10, 2020	Aug. 11, 2020	0.03015	0.15075
Aug. 17, 24, 31 & Sep. 7, 2020	Sep. 9, 2020	0.03015	0.12060
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2020, 97.3% of the Master Fund's debt investments (95.0% of total investments), or $307.8 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$0.04
+50 bps	(0.04)
+100 bps	—
+150 bps	0.09
+200 bps	0.19
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
At August 10, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	—	—	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020 (1)	23,051	20.67	23,051	—
Total	23,051		23,051	—
______________________
(1)    The maximum number of Shares available for repurchase on June 8, 2020 was 19,862. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	August 13, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on January 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2020 (Filed herewith.)