Form 10-Q
period 2020-09-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2020-11-16
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 10, 2020 was 1,853,336.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (5,447,175 shares purchased at a cost of $45,201,225 and 4,700,238 shares purchased at a cost of $39,484,898, respectively)	$39,597,673	$36,552,474
Cash	440,844	896,824
Receivable from related parties	165,898	186,774
Dividends receivable	214,550	—
Deferred offering cost	29,593	24,240
Total assets	40,448,558	37,660,312

Liabilities
Payable to related parties	37,671	54,983
Accrued professional services fees	55,805	57,267
Distributions payable	166,760	—
Accounts payable, accrued expenses and other liabilities	104,293	18,992
Total liabilities	364,529	131,242
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$40,084,029	$37,529,070

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,837,900 and 1,606,201 Common Shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$1,838	$1,606
Paid-in-capital in excess of par value	45,798,301	40,531,966
Accumulated loss, net of distributions	(5,716,110)	(3,004,502)
Total net assets	$40,084,029	$37,529,070
Net asset value per Common Share	$21.81	$23.37

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Dividends from investment in GCIF	$691,787	$646,338	$2,163,153	$2,037,936
Total investment income	691,787	646,338	2,163,153	2,037,936

Operating Expenses (1)
Administrative services	3,710	3,750	11,048	11,250
Related party reimbursements	42,591	55,499	144,076	155,728
Trustees fees	756	756	2,252	2,244
Professional services fees	32,237	21,598	96,013	97,407
Offering costs	26,570	12,765	78,571	16,154
Transfer agent fees	24,702	21,675	71,443	74,712
Other (income) expenses	7,247	7,276	22,206	(7,701)
Total operating expenses	137,813	123,319	425,609	349,794
Reimbursement of expense support	—	9,104	—	25,423
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(141,567)	—	(447,038)	—
Net expenses	(3,754)	132,423	(21,429)	375,217
Net investment income	695,541	513,915	2,184,582	1,662,719

Realized and unrealized gains (losses):
Net realized gain (loss) from redemption of investment in GCIF	9,373	—	(46,123)	12,658
Long term gain distributions from investment in GCIF	—	—	—	216,290
Net realized gains (losses) from investment in GCIF	9,373	—	(46,123)	228,948
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,247,694	(713,373)	(2,671,128)	(974,641)
Net realized and unrealized gains (losses)	1,257,067	(713,373)	(2,717,251)	(745,693)
Net increase (decrease) in net assets resulting from operations	$1,952,608	$(199,458)	$(532,669)	$917,026

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.38	$0.32	$1.20	$1.04
Earnings (losses) per Common Share - basic and diluted	$1.06	$(0.13)	$(0.29)	$0.57
Weighted average Common Shares outstanding - basic and diluted	1,840,144	1,591,610	1,815,875	1,600,506
Distributions per Common Share	$0.36	$0.50	$1.25	$1.38
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	801,173	801,173
Net change in unrealized depreciation from investment in GCIF	—	—	—	(6,679,515)	(6,679,515)
Net decrease in net assets resulting from operations	—	—	—	(5,878,342)	(5,878,342)
Shareholder distributions:
Distributions from earnings	—	—	—	(824,958)	(824,958)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(824,958)	(824,958)
Capital share transactions:
Issuance of Common Shares	211,044	211	4,955,639	—	4,955,850
Shares issued in connection with the dividend reinvestment plan	10,777	11	253,027	—	253,038
Repurchase of Common Shares	(23,050)	(23)	(541,180)	—	(541,203)
Net increase in net assets resulting from capital share transactions	198,771	199	4,667,486	—	4,667,685
Net increase (decrease) for the period	198,771	199	4,667,486	(6,703,300)	(2,035,615)
Balance at March 31, 2020	1,804,972	$1,805	$45,199,452	$(9,707,802)	$35,493,455
Operations:
Net investment income	—	—	—	687,868	687,868
Net realized losses from investment in GCIF	—	—	—	(55,496)	(55,496)
Net change in unrealized appreciation from investment in GCIF	—	—	—	2,760,693	2,760,693
Net increase in net assets resulting from operations	—	—	—	3,393,065	3,393,065
Shareholder distributions:
Distributions from earnings	—	—	—	(713,780)	(713,780)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(713,780)	(713,780)
Capital share transactions:
Issuance of Common Shares	12,269	12	252,238	—	252,250
Shares issued in connection with the dividend reinvestment plan	21,018	21	424,990	—	425,011
Repurchase of Common Shares	(23,051)	(23)	(476,443)	—	(476,466)
Net increase in net assets resulting from capital share transactions	10,236	10	200,785	—	200,795
Net increase for the period	10,236	10	200,785	2,679,285	2,880,080
Balance at June 30, 2020	1,815,208	$1,815	$45,400,237	$(7,028,517)	$38,373,535
Operations:
Net investment income	—	—	—	695,541	695,541
Net realized gains from investment in GCIF	—	—	—	9,373	9,373
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,247,694	1,247,694
Net increase in net assets resulting from operations	—	—	—	1,952,608	1,952,608
Shareholder distributions:
Distributions from earnings	—	—	—	(720,477)	(720,477)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(720,477)	(720,477)
Capital share transactions:
Issuance of Common Shares	23,648	24	503,876	—	503,900
Shares issued in connection with the dividend reinvestment plan	16,368	16	350,734	—	350,750
Repurchase of Common Shares	(17,324)	(17)	(376,270)	—	(376,287)
Net increase in net assets resulting from capital share transactions	22,692	23	478,340	—	478,363
Reclassifications of permanent book-to-tax differences	—	—	(80,276)	80,276	—
Net increase for the period	22,692	23	398,064	1,312,407	1,710,494
Balance at September 30, 2020	1,837,900	$1,838	$45,798,301	$(5,716,110)	$40,084,029

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2018	1,611,147	$1,611	$40,689,858	$(1,120,878)	$39,570,591
Operations:
Net investment income	—	—	—	438,728	438,728
Net realized gains from investment in GCIF	—	—	—	222,664	222,664
Net change in unrealized depreciation from investment in GCIF	—	—	—	(109,536)	(109,536)
Net increase in net assets resulting from operations	—	—	—	551,856	551,856
Shareholder distributions:
Distributions from earnings	—	—	—	(688,794)	(688,794)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(688,794)	(688,794)
Capital share transactions:
Issuance of Common Shares	26,677	27	652,573	—	652,600
Shares issued in connection with the dividend reinvestment plan	18,411	18	451,054	—	451,072
Repurchase of Common Shares	(72,783)	(73)	(1,787,475)	—	(1,787,548)
Net decrease in net assets resulting from capital share transactions	(27,695)	(28)	(683,848)	—	(683,876)
Net decrease for the period	(27,695)	(28)	(683,848)	(136,938)	(820,814)
Balance at March 31, 2019	1,583,452	$1,583	$40,006,010	$(1,257,816)	$38,749,777
Operations:
Net investment income	—	—	—	710,076	710,076
Net realized gain from investment in GCIF	—	—	—	6,284	6,284
Net change in unrealized depreciation from investment in GCIF	—	—	—	(151,732)	(151,732)
Net increase in net assets resulting from operations	—	—	—	564,628	564,628
Shareholder distributions:
Distributions from earnings	—	—	—	(733,405)	(733,405)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(733,405)	(733,405)
Capital share transactions:
Issuance of Common Shares	16,738	17	409,583	—	409,600
Shares issued in connection with the dividend reinvestment plan	16,020	16	392,240	—	392,256
Repurchase of Common Shares	(45,377)	(45)	(1,108,972)	—	(1,109,017)
Net decrease in net assets resulting from capital share transactions	(12,619)	(12)	(307,149)	—	(307,161)
Net decrease for the period	(12,619)	(12)	(307,149)	(168,777)	(475,938)
Balance at June 30, 2019	1,570,833	$1,571	$39,698,861	$(1,426,593)	$38,273,839
Operations:
Net investment income	—	—	—	513,915	513,915
Net change in unrealized depreciation from investment in GCIF	—	—	—	(713,373)	(713,373)
Net decrease in net assets resulting from operations	—	—	—	(199,458)	(199,458)
Shareholder distributions:
Distributions from earnings	—	—	—	(790,149)	(790,149)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(790,149)	(790,149)
Capital share transactions:
Issuance of Common Shares	35,268	35	847,915	—	847,950
Shares issued in connection with the dividend reinvestment plan	11,277	11	271,821	—	271,832
Net increase in net assets resulting from capital share transactions	46,545	46	1,119,736	—	1,119,782
Net increase (decrease) for the period	46,545	46	1,119,736	(989,607)	130,175
Balance at September 30, 2019	1,617,378	$1,617	$40,818,597	$(2,416,200)	$38,404,014

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(532,669)	$917,026
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Redemption of Master Fund shares	(5,762,450)	732,461
Net realized (gain) loss from investment in GCIF	46,123	(12,658)
Net change in unrealized appreciation from investment in GCIF	2,671,128	974,641
(Increase) decrease in operating assets:
Receivable from related parties	20,876	—
Dividends receivable	(214,550)	375,431
Deferred offering cost	(5,353)	(12,567)
Increase (decrease) in operating liabilities:
Payable to related parties	(17,312)	9,419
Accrued professional services fees	(1,462)	20,661
Accounts payable, accrued expenses and other liabilities	85,301	(6,162)
Net cash provided by (used in) operating activities	(3,710,368)	2,998,252

Financing activities
Issuance of Common Shares	5,712,000	1,910,150
Repurchase of Common Shares	(1,393,956)	(2,896,565)
Distributions paid	(1,063,656)	(994,349)
Net cash provided by (used in) financing activities	3,254,388	(1,980,764)

Net increase (decrease) in cash	(455,980)	1,017,488
Cash, beginning of period	896,824	494,255
Cash, end of period	$440,844	$1,511,743
Supplemental information and non-cash financing:
Distributions reinvested	$1,028,799	$1,115,160
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
The Company was selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Initial Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Initial Public Offering”). The Company suspended its Initial Public Offering of Common Shares, effective August 23, 2017, in connection with (i) the transition of the Master Fund's investment advisory function to Guggenheim and (ii) a concurrent change in the Initial Public Offering's dealer manager. On March 29, 2018 the Company filed a new registration statement on Form N-2 (the "Registration Statement") covering a continuous public offering of up to $958.6 million (the "Public Offering", together with the Initial Public Offering, the "Public Offerings"). The Company’s initial Registration Statement with respect to the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 13, 2018, and post-effective amendments thereto updating certain financial information was declared effective by the SEC on April 25, 2019 and April 9, 2020.
As of September 30, 2020, the Company owned 20.16% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
SEC Disclosure Update and Simplification
In August 2020, the SEC issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as 'Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on the financial statements would mostly affect the Form 10-K.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2020	5,447,175	5,456,609	5,314,148	$45,201,225	$39,597,673	98.8%
December 31, 2019	4,700,238	4,703,145	4,742,673	$39,484,898	$36,552,474	97.4%
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
From October 15, 2015 through August 11, 2020, the Company acquired its investment in the Master Fund at prices ranging from $7.06 per share to $8.59 per share.
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

Notes to Financial Statements (Unaudited)
Any costs incurred by Guggenheim related to the Initial Public Offering are no longer eligible for reimbursement. Any offering costs incurred by Guggenheim on behalf of the Company associated with the Public Offering are subject to reimbursement under the terms and conditions of the O&O Agreement. As of September 30, 2020, Guggenheim incurred offering costs associated with the Public Offering of approximately $1.4 million. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice.
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

Notes to Financial Statements (Unaudited)
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
The table below presents a summary of all unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement to Guggenheim	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
February 2017	85,881	(42,940)	(30,482)	(12,459)	—	1.23%	1.81792	2/29/2020
March 2017	104,321	(52,161)	—	(52,160)	—	1.23%	1.81792	3/31/2020
April 2017	61,691	(30,846)	—	(30,845)	—	1.23%	1.81792	4/30/2020
May 2017	91,468	(45,734)	—	(45,734)	—	1.23%	1.81792	5/31/2020
June 2017	107,422	(53,711)	—	(53,711)	—	1.23%	1.81792	6/30/2020
August 2017	58,735	(29,368)	—	(29,367)	—	1.23%	1.81792	8/31/2020
November 2017	18,264	—	—	—	18,264	1.23%	1.84440	11/30/2020
January 2018	6,978	—	—	—	6,978	1.17%	1.84440	1/31/2021
February 2018	4,097	—	—	—	4,097	1.17%	1.84440	2/28/2021
March 2018	1,167	—	—	—	1,167	1.17%	1.84440	3/31/2021
April 2018	55,424	—	—	—	55,424	1.17%	1.84440	4/30/2021
September 2018	10,785	—	—	—	10,785	1.17%	1.84440	9/30/2021
October 2018	4,359	—	—	—	4,359	1.17%	1.84440	10/31/2021
November 2018	8,458	—	—	—	8,458	1.17%	1.84440	11/30/2021
October 2019	24,376	—	—	—	24,376	1.18%	1.84440	10/31/2022
November 2019	62,392	—	—	—	62,392	1.18%	1.84440	11/30/2022
December 2019	100,005	—	—	—	100,005	1.18%	1.84440	12/31/2022
January 2020	23,059	—	—	—	23,059	1.19%	1.84440	1/31/2023
February 2020	61,047	—	—	—	61,047	1.19%	1.84440	2/28/2023
March 2020	89,042	—	—	—	89,042	1.19%	1.84440	3/31/2023
April 2020	60,258	—	—	—	60,258	1.19%	1.56780	4/30/2023
May 2020	47,733	—	—	—	47,733	1.19%	1.56780	5/31/2023
June 2020	24,333	—	—	—	24,333	1.19%	1.56780	6/30/2023
July 2020	52,430	—	—	—	52,430	1.19%	1.56780	7/31/2023
August 2020	49,266	—	—	—	49,266	1.19%	1.56780	8/31/2023
September 2020	39,870	—	—	—	39,870	1.19%	1.56780	9/30/2023
Total					$743,343
______________________
(1)Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs and interest expense.
(2)"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any.

Notes to Financial Statements (Unaudited)
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2020 and September 30, 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2020	2019	2020	2019
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$42,591	$55,499	$144,076	$155,728
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	—	9,104	—	25,423
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	—	—	16,900	—
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	141,567	—	447,038	—
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the nine months ended September 30, 2020 and (ii) the period commencing on July 31, 2015 (inception) through September 30, 2020, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Nine Months Ended September 30, 2020		Inception through September 30, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	246,961	$5,728,900	1,952,579	$50,008,290
Dealer Manager fees and commissions	—	(16,900)	—	(890,172)
Net proceeds to the Company from Public Offerings	246,961	5,712,000	1,952,579	49,118,118
Reinvestment of shareholders' distributions	48,163	1,028,799	253,285	6,187,263
Net proceeds from all issuance of Common Shares	295,124	$6,740,799	2,205,864	$55,305,381
Average net proceeds per Common Share	$22.84		$25.07

Notes to Financial Statements (Unaudited)
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended September 30, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 9, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
June 8, 2020 (2)	19,862	23,051	476,466	20.67	116.1%	1.40%
September 8, 2020	17,325	17,324	376,287	21.72	100.0%	1.02%
Total	77,226	63,425	$1,393,956		82.1%

2019:
March 25, 2019 (3)	40,560	72,783	$1,787,548	$24.56	179.4%	4.49%
June 5, 2019 (4)	40,654	45,377	1,109,017	24.44	111.6%	2.80%
October 11, 2019 (5)	40,486	58,785	1,391,452	23.67	145.2%	3.63%
December 6, 2019	40,241	15,230	358,206	23.52	37.8%	0.95%
Total	161,941	192,175	$4,646,223		118.7%

2018:
December 6, 2018	40,298	40,298	$1,027,203	$25.49	100.0%	2.50%
Total	40,298	40,298	$1,027,203		100.0%
_______________________
(1)Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
(2)The Company filed a tender offer to purchase up to 19,862 Shares on May 1, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.2% of our then outstanding Shares, increasing the offer to 23,051 Shares. The Company repurchased 23,051 Shares which represents approximately 12% of all Shares that were validly tendered.
(3)The Company filed a tender offer to purchase up to 40,560 Shares on February 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 72,783 Shares. The Company repurchased 72,783 Shares which represents approximately 68% of all Shares that were validly tendered.
(4)The Company filed a tender offer to purchase up to 40,654 Shares on May 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.3% of our then outstanding Shares, increasing the offer to 45,377 Shares. The Company repurchased of 45,377 Shares which represents 100% of all Shares that were validly tendered.
(5)The Company filed a tender offer to purchase up to 40,486 Shares on August 1, 2019. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.2% of our then outstanding Shares, increasing the offer to 58,785 Shares. The Company repurchased 58,785 Shares which represents 100% of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2020 and September 30, 2019:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For the Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
April 6, 13, 20, 27	April 29	0.03015	0.12060	218,642
May 4, 11, 18, 25, June 1, 8	June 9	0.03015	0.18090	329,563
June 15, 22, 29, July 6	July 9	0.03015	0.12060	220,304
July 13, 20, 27, August 3, 10	August 11	0.03015	0.15075	277,012
August 17, 24, 31, September 7	September 9	0.03015	0.12060	222,663
September 14, 21, 28	October 5	0.03015	0.09045	166,073
			$1.24501	$2,259,215
For the Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.03547	$0.14188	$228,590
February 4, 11, 18, 25	February 27	0.03547	0.14188	229,815
March 4, 11, 18, 25	March 27	0.03547	0.14188	230,389
April 1, 8, 15, 22, 29	May 1	0.03547	0.17735	280,979
May 6, 13, 20, 27	May 29	0.03547	0.14188	226,054
June 3, 10, 17, 24	June 26	0.03547	0.14188	226,372
July 1, 8, 15, 22, 29	July 31	0.03547	0.17735	279,757
August 5, 12, 19, 26	August 28	0.03547	0.14188	225,445
September 2, 9, 16, 23, 30	October 2	0.03547	0.17735	284,947
			$1.38333	$2,212,348

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$23.37	$24.56
Net investment income (1)	1.20	1.04
Net realized gains (losses) from investment in GCIF (1)	(0.03)	0.14
Net unrealized depreciation from investment in GCIF (2)	(1.48)	(0.62)
Net increase (decrease) resulting from operations	(0.31)	0.56
Distributions to common shareholders (3)
Distributions from net investment income (3)	(1.20)	(1.04)
Distributions from realized gains on investment (3)	—	(0.19)
Distributions in excess of net investment income (3)	(0.05)	(0.15)
Net decrease resulting from distributions	(1.25)	(1.38)
Net asset value, end of period	$21.81	$23.74

INVESTMENT RETURNS
Total investment return-net asset value (4)	(1.10)%	2.32%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$40,084,029	$38,404,014
Average net assets (5)	$38,974,093	$38,980,337
Common Shares outstanding, end of period	1,837,900	1,617,378
Weighted average Common Shares outstanding	1,815,875	1,600,506
Ratios-to-average net assets: (5) (6)
Total operating expenses	1.09%	0.90%
Effect of expense support received from (reimbursement to) the Advisor	(1.15)%	0.06%
Net expenses	(0.06)%	0.96%
Net investment income	5.61%	4.27%
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.
(2)The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)
(4)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.
(5)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios to average net assets, expressed as a percentage, are not annualized.
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the nine months ended September 30, 2020 and 2019 were 5.64% and 5.85%, respectively.
Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements except for the one below.
To facilitate the orderly liquidation of Guggenheim Credit Income Fund 2016T (the “GCIF 2016T”), one of the Master Fund's feeder funds, and in light of the disruption caused by the COVID-19 pandemic, the Board of Trustees of GCIF 2016T, as permitted by the terms of the offering, has approved extending GCIF 2016T's liquidity event date recommendation deadline to on or before December 31, 2022.

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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:
•Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.
•Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.
•Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.
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

The Master Fund acquires its portfolio investments through the following investment access channels:
•Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.
•Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.
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

The reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$691,787	$646,338	$2,163,153	$2,037,936
Net expenses	(3,754)	132,423	(21,429)	375,217
Net investment income	695,541	513,915	2,184,582	1,662,719
Net realized gain (loss) from redemption of investment in GCIF	9,373	—	(46,123)	12,658
Long term gain distributions from investment in GCIF	—	—	—	216,290
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,247,694	(713,373)	(2,671,128)	(974,641)
Net increase (decrease) in net assets resulting from operations	$1,952,608	$(199,458)	$(532,669)	$917,026
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2020 and September 30, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Administrative services	$3,710	$3,750	$11,048	$11,250
Related party reimbursements	42,591	55,499	144,076	155,728
Trustees fees	756	756	2,252	2,244
Professional services fees	32,237	21,598	96,013	97,407
Offering costs	26,570	12,765	78,571	16,154
Transfer agent fees	24,702	21,675	71,443	74,712
Other (income) expenses	7,247	7,276	22,206	(7,701)
Total operating expenses	137,813	123,319	425,609	349,794
Reimbursement of expense support	—	9,104	—	25,423
Less: Expense support from related parties	(141,567)	—	(447,038)	—
Net expenses	$(3,754)	$132,423	$(21,429)	$375,217
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

Net Realized Gains (Losses) from Investment
For the three and nine months ended September 30, 2020, we had realized gains (losses) of less than $0.1 million and less than $(0.1) million, respectively, as a result of our sale of Master Fund Shares. For the three and nine months ended September 30, 2019, we had realized gains of $0.0 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares.
During both the three and nine months ended September 30, 2020, there were no distributions received from the Master Fund that were classified as long term gains.
During the three and nine months ended September 30, 2019, $0.0 million and $0.2 million, respectively, of the distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and nine months ended September 30, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $1.2 million and $(2.7) million, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies from the early part of the year.
For the three and nine months ended September 30, 2019, the total change in unrealized depreciation from our investment in the Master Fund was $(0.7) million and $(1.0) million, respectively.
Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019
For the nine months ended September 30, 2020 and September 30, 2019, net cash provided by (used in) operating activities was $(3.7) million and $3.0 million, respectively. For the nine months ended September 30, 2020, the redemption of Master Fund shares was the primary use of cash. For the nine months ended September 30, 2019, dividends received from the Master Fund and redemption of Master Fund shares were the primary providers of cash.
For the nine months ended September 30, 2020, net cash provided by financing activities was $3.3 million and was primarily represented by issuance of common shares of $5.7 million. For the nine months ended September 30, 2019, net cash used in financing activities was $(2.0) million and was primarily represented by repurchase of common shares of $(2.9) million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.
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
Obligations to Pay Distributions
Our Board has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2020. The declared distribution rates per Common Share for the period after September 30, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share at Record Date	Distribution per Share at Payment Date
Oct. 12, 19, 26 & Nov. 2, 9, 2020	Nov. 10, 2020	$0.03015	$0.15075
Nov. 16, 23, 30 & Dec. 7, 2020	Dec. 9, 2020	0.02412	0.09648
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2020, 97.5% of the Master Fund's debt investments (95.0% of total investments), or $312.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of September 30, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$0.04
+50 bps	(0.04)
+100 bps	(0.02)
+150 bps	0.08
+200 bps	0.18
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
As of November 10, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020 (1)	17,324	21.72	17,324	—
Total	17,324		17,324	—
______________________
(1)The maximum number of Shares available for repurchase on September 8, 2020 was 17,325. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	November 16, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2020	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund's Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2020 (Filed herewith.)