Form 10-Q
period 2021-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2021-05-13
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 7, 2021 was 1,736,284.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements presented in Part I. Item 1. Financial Statements (Unaudited).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2021	December 31, 2020
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (5,046,351 shares purchased at a cost of $42,193,139 and 5,290,937 shares purchased at a cost of $44,095,997, respectively)	$39,592,955	$40,020,396
Cash	1,239,965	771,815
Receivable from related parties	52,944	149,039
Deferred offering cost	1,850	108,769
Total assets	40,887,714	41,050,019

Liabilities
Payable to related parties	33,410	39,718
Accrued professional services fees	58,749	35,197
Accounts payable, accrued expenses and other liabilities	44,865	19,426
Total liabilities	137,024	94,341
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$40,750,690	$40,955,678

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,806,983 Common Shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$1,737	$1,807
Paid-in-capital in excess of par value	43,441,154	45,089,795
Accumulated loss, net of distributions	(2,692,201)	(4,135,924)
Total net assets	$40,750,690	$40,955,678
Net asset value per Common Share	$23.47	$22.67

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Investment Income
Dividends from investment in GCIF	$519,623	$757,302
Total investment income	519,623	757,302

Operating Expenses (1)
Administrative services	3,629	3,669
Related party reimbursements	38,330	53,363
Trustees fees	740	748
Professional services fees	27,268	18,923
Offering costs	6,223	25,417
Transfer agent fees	26,324	22,649
Other expenses	7,163	4,507
Total operating expenses	109,677	129,276
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(93,663)	(173,147)
Net expenses (reimbursement)	16,014	(43,871)
Net investment income	503,609	801,173

Realized and unrealized gains (losses):
Short term realized gain from redemption of investment in GCIF	7,032	—
Long term realized gain from redemption of investment in GCIF	(7,012)	—
Net realized gains from investment in GCIF	20	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,475,417	(6,679,515)
Net realized and unrealized gains (losses)	1,475,437	(6,679,515)
Net increase (decrease) in net assets resulting from operations	$1,979,046	$(5,878,342)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.28	$0.45
Earnings (losses) per Common Share - basic and diluted	$1.10	$(3.29)
Weighted average Common Shares outstanding - basic and diluted	1,799,494	1,786,187
Distributions per Common Share	$0.30	$0.46
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	1,806,983	$1,807	$45,089,795	$(4,135,924)	$40,955,678
Operations:
Net investment income	—	—	—	503,609	503,609
Net realized gains from investment in GCIF	—	—	—	20	20
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,475,417	1,475,417
Net increase in net assets resulting from operations	—	—	—	1,979,046	1,979,046
Shareholder distributions:
Distributions from earnings	—	—	—	(535,323)	(535,323)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(535,323)	(535,323)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	11,005	11	254,146	—	254,157
Repurchase of Common Shares	(81,704)	(81)	(1,902,787)	—	(1,902,868)
Net decrease in net assets resulting from capital share transactions	(70,699)	(70)	(1,648,641)	—	(1,648,711)
Net increase (decrease) for the period	(70,699)	(70)	(1,648,641)	1,443,723	(204,988)
Balance at March 31, 2021	1,736,284	$1,737	$43,441,154	$(2,692,201)	$40,750,690

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	801,173	801,173
Net change in unrealized depreciation from investment in GCIF	—	—	—	(6,679,515)	(6,679,515)
Net decrease in net assets resulting from operations	—	—	—	(5,878,342)	(5,878,342)
Shareholder distributions:
Distributions from earnings	—	—	—	(824,958)	(824,958)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(824,958)	(824,958)
Capital share transactions:
Issuance of Common Shares	211,044	211	4,955,639	—	4,955,850
Shares issued in connection with the dividend reinvestment plan	10,777	11	253,027	—	253,038
Repurchase of Common Shares	(23,050)	(23)	(541,180)	—	(541,203)
Net increase in net assets resulting from capital share transactions	198,771	199	4,667,486	—	4,667,685
Net increase (decrease) for the period	198,771	199	4,667,486	(6,703,300)	(2,035,615)
Balance at March 31, 2020	1,804,972	$1,805	$45,199,452	$(9,707,802)	$35,493,455

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,979,046	$(5,878,342)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	—	(5,000,000)
Redemption of Master Fund shares	1,902,878	—
Net realized loss from investment in GCIF	(20)	—
Net change in unrealized (appreciation) depreciation from investment in GCIF	(1,475,417)	6,679,515
(Increase) decrease in operating assets:
Receivable from related parties	96,095	(173,148)
Dividends receivable	—	(53,398)
Deferred offering cost	106,919	(47,123)
Increase (decrease) in operating liabilities:
Payable to related parties	(6,308)	48,443
Accrued professional services fees	23,552	9,978
Accounts payable, accrued expenses and other liabilities	25,439	74,006
Net cash provided by (used in) operating activities	2,652,184	(4,340,069)

Financing activities
Issuance of Common Shares	—	4,955,850
Repurchase of Common Shares	(1,902,868)	(541,203)
Distributions paid	(281,166)	(249,699)
Net cash provided by (used in) financing activities	(2,184,034)	4,164,948

Net increase (decrease) in cash	468,150	(175,121)
Cash, beginning of period	771,815	896,824
Cash, end of period	$1,239,965	$721,703
Supplemental information and non-cash financing:
Distributions reinvested	$254,157	$253,038
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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and the Company (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
As of March 31, 2021, the Company owned 19.72% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Notes to Financial Statements (Unaudited)
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

Notes to Financial Statements (Unaudited)
Federal Income Taxes
The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” determined without regard to any dividend paid, as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate incurring a material level of federal income taxes.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2021	5,046,351	5,244,737	5,244,737	$42,193,139	$39,592,955	97.2%
December 31, 2020	5,290,937	5,420,003	5,340,757	$44,095,997	$40,020,396	97.7%
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

Notes to Financial Statements (Unaudited)
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
Expense Support and Conditional Reimbursement Agreement
The Company entered into an expense support and conditional reimbursement agreement with Guggenheim whereby Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company. The Board's approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated.
Upon termination of the Expense Support Agreement, Guggenheim is required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of the Expense Support Agreement.
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
As of the Board's approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $967,781.

Notes to Financial Statements (Unaudited)
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2021 and March 31, 2020:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2021	2020
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$38,330	$53,363
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	—	14,150
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	93,663	173,147
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2021, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2021 and (ii) the period commencing on July 31, 2015 (inception) through the termination date of March 31, 2021, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2021		Inception through March 31, 2021
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders' distributions	11,005	254,157	278,752	6,762,060
Net proceeds from all issuance of Common Shares	11,005	$254,157	2,238,100	$56,030,579
Average net proceeds per Common Share	$23.09		$25.03

Notes to Financial Statements (Unaudited)
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2021:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

2020:
March 9, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
June 8, 2020 (3)	19,862	23,051	476,466	20.67	116.1%	1.40%
September 8, 2020	17,325	17,324	376,287	21.72	100.0%	1.02%
December 8, 2020 (4)	15,390	52,148	1,179,578	22.62	338.8%	2.96%
Total	92,616	115,573	$2,573,534		124.8%

2019:
June 5, 2019 (5)	40,654	45,377	$1,109,017	$24.44	111.6%	2.80%
October 11, 2019 (6)	40,486	58,785	1,391,452	23.67	145.2%	3.63%
December 6, 2019	40,241	15,230	358,206	23.52	37.8%	0.95%
Total	121,381	119,392	$2,858,675		98.4%
_______________________
(1)Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
(2)The Company filed a tender offer to purchase up to 45,564 Shares on February 1, 2021. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 81,704 Shares. The Company repurchased 81,704 Shares which represents approximately 59% of all Shares that were validly tendered.
(3)The Company filed a tender offer to purchase up to 19,862 Shares on May 1, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.2% of our then outstanding Shares, increasing the offer to 23,051 Shares. The Company repurchased 23,051 Shares which represents approximately 12% of all Shares that were validly tendered.
(4)The Company filed a tender offer to purchase up to 15,390 Shares on November 2, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 52,148 Shares. The Company repurchased 52,148 Shares which represents approximately 25% of all Shares that were validly tendered.
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
In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Notes to Financial Statements (Unaudited)
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2021 and March 31, 2020:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2021
January 11	January 13	$0.09855	$0.09855	$178,078
February 9	February 11	0.09855	0.09855	178,443
March 8	March 9	0.09855	0.09855	178,802
			$0.29565	$535,323
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
			$0.46111	$824,958
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$22.67	$23.37
Net investment income (1)	0.28	0.45
Net unrealized appreciation (depreciation) from investment in GCIF (2)	0.82	(3.70)
Net increase (decrease) resulting from operations	1.10	(3.25)
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.28)	(0.46)
Distributions in excess of net investment income (3)	(0.02)	—
Net decrease resulting from distributions	(0.30)	(0.46)
Net asset value, end of period	$23.47	$19.66

INVESTMENT RETURNS
Total investment return-net asset value (5)	4.87%	(14.05)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$40,750,690	$35,493,455
Average net assets (6)	$41,500,264	$39,457,187
Common Shares outstanding, end of period	1,736,284	1,804,972
Weighted average Common Shares outstanding	1,799,494	1,786,187
Ratios-to-average net assets: (6) (7)
Total operating expenses	0.26%	0.33%
Effect of expense support received from reimbursement to (received from) the Advisors	(0.23)%	(0.44)%
Net expenses (reimbursement)	0.03%	(0.11)%
Net investment income	1.21%	2.03%
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

Notes to Financial Statements (Unaudited)
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2021, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.
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
(6)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.
(7)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2021 and March 31, 2020, were 1.43% and 2.00% respectively.
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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as RICs under Subchapter M of the Code.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. Prior to the Board's approval of the Liquidation Plan, the Master Fund's investment strategy was focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring its investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focused on the following range of investment types that may be available within the capital structure of portfolio companies:
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
•Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

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
On July 15, 2015, the staff of the SEC issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:
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

The Master Fund has and continues to assess the impact of COVID-19 on its portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect operating results of the Master Fund's portfolio companies or the impact that such disruptions may have on our results of operations and financial condition. We expect the Master Fund's portfolio companies and, by extension, our operating results to continue to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of the Master Fund's portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of the Master Fund's investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to the Master Fund's portfolio companies results in reduced interest payments or permanent impairments on its investments, we could see a decrease in our net investment income and could require us to reduce the future amount of distributions to our shareholders.
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
The decrease in the Master Fund's accumulated unrealized depreciation as of March 31, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.
Results of Operations
Operating results for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Total investment income	$519,623	$757,302
Net expenses (reimbursement)	16,014	(43,871)
Net investment income	503,609	801,173
Net realized gain from redemption of investment in GCIF	20	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,475,417	(6,679,515)
Net increase (decrease) in net assets resulting from operations	$1,979,046	$(5,878,342)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2021 and March 31, 2020.

Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Administrative services	$3,629	$3,669
Related party reimbursements	38,330	53,363
Trustees fees	740	748
Professional services fees	27,268	18,923
Offering costs	6,223	25,417
Transfer agent fees	26,324	22,649
Other expenses	7,163	4,507
Total operating expenses	109,677	129,276
Less: Expense support from related parties	(93,663)	(173,147)
Net expenses (reimbursement)	$16,014	$(43,871)
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
Net Realized Gains (Losses) from Investment
For the three months ended March 31, 2021, we had net realized gains of less than $0.0 million as a result of our sale of Master Fund Shares. For the three months end March 31, 2020, we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund. During the three months ended March 31, 2021 and March 31, 2020, there were no distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended March 31, 2021 and March 31, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $1.5 million and $(6.7) million, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2021 was primarily due to the partial recovery of the market from the negative economic impact caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020
For the three months ended March 31, 2021 and March 31, 2020, net cash provided by (used in) operating activities was $2.7 million and $(4.3) million, respectively. For the three months ended March 31, 2021, the redemptions of Master Fund shares was the primary source of cash. For the three months ended March 31, 2020, the purchase of Master Fund shares was the primary use of cash.
Net cash used in financing activities was $(2.2) million during the three months ended March 31, 2021, primarily represented by repurchase of common shares of $(2.0) million. Net cash provided for financing activities was $4.2 million during the three months ended March 31, 2020, primarily represented by was primarily represented by issuance of common shares of $5.0 million.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2021, 97.6% of the Master Fund's debt investments (97.1% of total investments), or $253.5 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2021, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$0.02
+50 bps	(0.02)
+100 bps	—
+150 bps	0.08
+200 bps	0.16
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 7, 2021, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
Liquidation Risk. The Master Fund and the Feeder Funds are in the process of liquidation and dissolution. They are dependent on the Advisor’s expertise in the private credit market and its ability to liquidate the Master Fund’s portfolio in an orderly fashion to maximize value for shareholders and provide shareholders with liquidity. Although the Advisor is conducting an orderly disposal of the Master Fund’s investments, it is possible that, due to a market or political disruption during the liquidation of the Master Fund and the Feeder Funds, including a potential resurgence of COVID-19, the Master Fund may receive depressed prices for its securities below what the Advisor believes it would receive in the absence of any disruption. The reduction in the Master Fund's and the Feeder Fund’s net assets that result from the liquidation may result in increased expense ratios, as certain fixed expenses would be spread across a smaller asset base, and the Master Fund and the Feeder Funds may bear costs and expenses relating to the liquidation, including increased legal fees and costs of insurance.
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source, and asset diversification requirements.
The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends for U.S. federal income tax purposes to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. Upon satisfying this requirement, we would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year, which may be more difficult to achieve as we liquidate our portfolio. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled (as determined under applicable Code rules) by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The Company had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Company’s share repurchase program has been suspended effective March 31, 2021.
The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	—	—	—
February 1, 2021 to February, 2021	—	—	—	—
March 1, 2021 to March 31, 2021 (1)	81,704	23.29	81,704	—
Total	81,704		81,704	—
______________________
(1)The maximum number of Shares available for repurchase on March 8, 2021 was 45,564. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 13, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund's Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2021 (Filed herewith.)