Form 10-Q
period 2021-06-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2021-08-13
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 10, 2021 was 1,736,284.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2021	December 31, 2020
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (5,046,351 shares purchased at a cost of $37,884,945 and 5,290,937 shares purchased at a cost of $44,095,997, respectively)	$36,416,891	$40,020,396
Cash	1,068,597	771,815
Receivable from related parties	—	149,039
Deferred offering cost	—	108,769
Total assets	37,485,488	41,050,019

Liabilities
Payable to related parties	22,477	39,718
Accrued professional services fees	64,693	35,197
Accounts payable, accrued expenses and other liabilities	25,880	19,426
Total liabilities	113,050	94,341
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$37,372,438	$40,955,678

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,806,983 Common Shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$1,737	$1,807
Paid-in-capital in excess of par value	38,932,073	45,089,795
Accumulated loss, net of distributions	(1,561,372)	(4,135,924)
Total net assets	$37,372,438	$40,955,678
Net asset value per Common Share	$21.52	$22.67

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Dividends from investment in GCIF	$637,230	$714,064	$1,156,853	$1,471,366
Total investment income	637,230	714,064	1,156,853	1,471,366

Operating Expenses (1)
Administrative services	3,669	3,669	7,298	7,338
Related party reimbursements	27,397	48,122	65,727	101,485
Trustees fees	748	748	1,488	1,496
Professional services fees	27,399	44,853	54,667	63,776
Offering costs	3,044	26,584	9,267	52,001
Transfer agent fees	23,675	24,092	49,999	46,741
Other expenses	9,092	10,452	16,255	14,959
Total operating expenses	95,024	158,520	204,701	287,796
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(132,324)	(93,663)	(305,471)
Net expenses (reimbursement)	95,024	26,196	111,038	(17,675)
Net investment income	542,206	687,868	1,045,815	1,489,041

Realized and unrealized gains (losses):
Short term realized gain from redemption of investment in GCIF	—	—	7,032	—
Long term realized loss from redemption of investment in GCIF	—	(55,496)	(7,012)	(55,496)
Net realized gains (losses) from investment in GCIF	—	(55,496)	20	(55,496)
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,132,130	2,760,693	2,607,547	(3,918,822)
Net realized and unrealized gains (losses)	1,132,130	2,705,197	2,607,567	(3,974,318)
Net increase (decrease) in net assets resulting from operations	$1,674,336	$3,393,065	$3,653,382	$(2,485,277)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.31	$0.38	$0.59	$0.83
Earnings (losses) per Common Share - basic and diluted	$0.96	$1.86	$2.07	$(1.38)
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,821,028	1,767,714	1,803,607
Distributions per Common Share	$2.91	$0.39	$3.21	$0.85
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	1,806,983	$1,807	$45,089,795	$(4,135,924)	$40,955,678
Operations:
Net investment income	—	—	—	503,609	503,609
Net realized gains from investment in GCIF	—	—	—	20	20
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,475,417	1,475,417
Net increase in net assets resulting from operations	—	—	—	1,979,046	1,979,046
Shareholder distributions:
Distributions from earnings	—	—	—	(535,323)	(535,323)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(535,323)	(535,323)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	11,005	11	254,146	—	254,157
Repurchase of Common Shares	(81,704)	(81)	(1,902,787)	—	(1,902,868)
Net decrease in net assets resulting from capital share transactions	(70,699)	(70)	(1,648,641)	—	(1,648,711)
Net increase (decrease) for the period	(70,699)	(70)	(1,648,641)	1,443,723	(204,988)
Balance at March 31, 2021	1,736,284	$1,737	$43,441,154	$(2,692,201)	$40,750,690
Operations:
Net investment income	—	—	—	542,206	542,206
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,132,130	1,132,130
Net increase in net assets resulting from operations	—	—	—	1,674,336	1,674,336
Shareholder distributions:
Distributions from earnings	—	—	—	(543,507)	(543,507)
Distributions representing a return of capital	—	—	(4,509,081)	—	(4,509,081)
Net decrease in net assets resulting from shareholder distributions	—	—	(4,509,081)	(543,507)	(5,052,588)
Net increase (decrease) for the period	—	—	(4,509,081)	1,130,829	(3,378,252)
Balance at June 30, 2021	1,736,284	$1,737	$38,932,073	$(1,561,372)	$37,372,438

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	801,173	801,173
Net change in unrealized depreciation from investment in GCIF	—	—	—	(6,679,515)	(6,679,515)
Net decrease in net assets resulting from operations	—	—	—	(5,878,342)	(5,878,342)
Shareholder distributions:
Distributions from earnings	—	—	—	(824,958)	(824,958)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(824,958)	(824,958)
Capital share transactions:
Issuance of Common Shares	211,044	211	4,955,639	—	4,955,850
Shares issued in connection with the dividend reinvestment plan	10,777	11	253,027	—	253,038
Repurchase of Common Shares	(23,050)	(23)	(541,180)	—	(541,203)
Net increase in net assets resulting from capital share transactions	198,771	199	4,667,486	—	4,667,685
Net increase (decrease) for the period	198,771	199	4,667,486	(6,703,300)	(2,035,615)
Balance at March 31, 2020	1,804,972	$1,805	$45,199,452	$(9,707,802)	$35,493,455
Operations:
Net investment income	—	—	—	687,868	687,868
Net realized losses from investment in GCIF	—	—	—	(55,496)	(55,496)
Net change in unrealized appreciation from investment in GCIF	—	—	—	2,760,693	2,760,693
Net increase in net assets resulting from operations	—	—	—	3,393,065	3,393,065
Shareholder distributions:
Distributions from earnings	—	—	—	(713,780)	(713,780)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(713,780)	(713,780)
Capital share transactions:
Issuance of Common Shares	12,269	12	252,238	—	252,250
Shares issued in connection with the dividend reinvestment plan	21,018	21	424,990	—	425,011
Repurchase of Common Shares	(23,051)	(23)	(476,443)	—	(476,466)
Net increase in net assets resulting from capital share transactions	10,236	10	200,785	—	200,795
Net increase for the period	10,236	10	200,785	2,679,285	2,880,080
Balance at June 30, 2020	1,815,208	$1,815	$45,400,237	$(7,028,517)	$38,373,535

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$3,653,382	$(2,485,277)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	—	(5,000,000)
Redemption of Master Fund shares	6,211,072	410,550
Net realized (gain) loss from investment in GCIF	(20)	55,496
Net change in unrealized (appreciation) depreciation from investment in GCIF	(2,607,547)	3,918,822
(Increase) decrease in operating assets:
Receivable from related parties	149,039	54,451
Dividends receivable	—	(233,483)
Deferred offering cost	108,769	(24,363)
Increase (decrease) in operating liabilities:
Payable to related parties	(17,241)	(11,781)
Accrued professional services fees	29,496	9,848
Accounts payable, accrued expenses and other liabilities	6,454	86,598
Net cash provided by (used in) operating activities	7,533,404	(3,219,139)

Financing activities
Issuance of Common Shares	—	5,208,100
Repurchase of Common Shares	(1,902,868)	(1,017,669)
Distributions paid	(5,333,754)	(695,113)
Net cash provided by (used in) financing activities	(7,236,622)	3,495,318

Net increase in cash	296,782	276,179
Cash, beginning of period	771,815	896,824
Cash, end of period	$1,068,597	$1,173,003
Supplemental information and non-cash financing:
Distributions reinvested	$254,157	$678,049
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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and the Company (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026, respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
As of June 30, 2021, the Company owned 19.72% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, open U.S. Federal and state income tax years include the tax years ended September 30, 201 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2021	5,046,351	5,046,351	5,144,996	$37,884,945	$36,416,891	97.4%
December 31, 2020	5,290,937	5,420,003	5,340,757	$44,095,997	$40,020,396	97.7%
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

Notes to Financial Statements (Unaudited)
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2021 and June 30, 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2021	2020	2021	2020
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$27,397	$48,122	$65,727	$101,485
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	—	2,750	—	16,900
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	132,324	93,663	305,471
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2021, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the six months ended June 30, 2021 and (ii) the period commencing on July 31, 2015 (inception) through the termination date of June 30, 2021, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Six Months Ended June 30, 2021		Inception through June 30, 2021
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders' distributions	11,005	254,157	278,752	6,762,060
Net proceeds from all issuance of Common Shares	11,005	$254,157	2,238,100	$56,030,579
Average net proceeds per Common Share	$23.09		$25.03

Notes to Financial Statements (Unaudited)
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2021:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

2020:
March 9, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
June 8, 2020 (3)	19,862	23,051	476,466	20.67	116.1%	1.40%
September 8, 2020	17,325	17,324	376,287	21.72	100.0%	1.02%
December 8, 2020 (4)	15,390	52,148	1,179,578	22.62	338.8%	2.96%
Total	92,616	115,573	$2,573,534		124.8%

2019:
October 11, 2019 (5)	40,486	58,785	$1,391,452	$23.67	145.2%	3.63%
December 6, 2019	40,241	15,230	358,206	23.52	37.8%	0.95%
Total	80,727	74,015	$1,749,658		91.7%
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

Notes to Financial Statements (Unaudited)
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2021 and June 30, 2020:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2021
January 11	January 13	$0.09855	$0.09855	$178,078
February 9	February 11	0.09855	0.09855	178,443
March 8	March 9	0.09855	0.09855	178,802
June 3	June 7	2.91000	2.91000	5,052,588
			$3.20565	$5,587,911
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
April 6, 13, 20, 27	April 29	0.03015	0.12060	218,642
May 4, 11, 18, 25, June 1, 8	June 9	0.03015	0.18090	329,563
June 15, 22, 29	July 9	0.03015	0.09045	165,575
			$0.85306	$1,538,738

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$22.67	$23.37
Net investment income (1)	0.59	0.83
Net realized loss from investment in GCIF (1)	—	(0.03)
Net unrealized appreciation (depreciation) from investment in GCIF (2)	1.47	(2.18)
Net increase (decrease) resulting from operations	2.06	(1.38)
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.59)	(0.83)
Distributions from realized gains on investment (3)	—	—
Distributions in excess of net investment income (3)	(0.02)	(0.02)
Distributions representing return of capital (3)	(2.60)	—
Net decrease resulting from distributions	(3.21)	(0.85)
Net asset value, end of period	$21.52	$21.14

INVESTMENT RETURNS
Total investment return-net asset value (5)	9.18%	(5.85)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$37,372,438	$38,373,535
Average net assets (6)	$40,894,529	$38,639,979
Common Shares outstanding, end of period	1,736,284	1,815,208
Weighted average Common Shares outstanding	1,767,714	1,803,607
Ratios-to-average net assets: (6) (7)
Total operating expenses	0.50%	0.74%
Effect of expense support received from the Advisors	(0.23)%	(0.79)%
Net expenses (reimbursement)	0.27%	(0.05)%
Net investment income	2.56%	3.85%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2021, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(7)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2021 and June 30, 2020, were 2.74% and 3.91% respectively.
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
The decrease in the Master Fund's accumulated unrealized depreciation as of June 30, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and six months ended June 30, 2021 and June 30, 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$637,230	$714,064	$1,156,853	$1,471,366
Net expenses (reimbursement)	95,024	26,196	111,038	(17,675)
Net investment income	542,206	687,868	1,045,815	1,489,041
Net realized gains (losses) from redemption of investment in GCIF	—	(55,496)	20	(55,496)
Net change in unrealized appreciation (depreciation) from investment in GCIF	1,132,130	2,760,693	2,607,547	(3,918,822)
Net increase (decrease) in net assets resulting from operations	$1,674,336	$3,393,065	$3,653,382	$(2,485,277)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2021 and June 30, 2020.

Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Administrative services	$3,669	$3,669	$7,298	$7,338
Related party reimbursements	27,397	48,122	65,727	101,485
Trustees fees	748	748	1,488	1,496
Professional services fees	27,399	44,853	54,667	63,776
Offering costs	3,044	26,584	9,267	52,001
Transfer agent fees	23,675	24,092	49,999	46,741
Other expenses	9,092	10,452	16,255	14,959
Total operating expenses	95,024	158,520	204,701	287,796
Less: Expense support from related parties	—	(132,324)	(93,663)	(305,471)
Net expenses (reimbursement)	$95,024	$26,196	$111,038	$(17,675)
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
Net Realized Gains (Losses) from Investment
For the three and six months ended June 30, 2021, we had net realized gains of $0.0 million and less than $0.0 million, respectively, as a result of our sale of Master Fund Shares. For the three and six months ended June 30, 2020, we had a realized losses of $(0.1) million and $(0.1) million, respectively as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2021 and June 30, 2020, there were no distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $1.1 million and $2.6 million, respectively. For the three and six months ended June 30, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $2.8 million and $(3.9) million, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2021 was primarily due to the partial recovery of the market from the negative economic impact caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020
For the six months ended June 30, 2021 and June 30, 2020, net cash provided by (used in) operating activities was $7.5 million and $(3.2) million, respectively. For the six months ended June 30, 2021, the redemptions of Master Fund shares and distributions from the Master Fund were the primary source of cash. For the six months ended June 30, 2020, the purchase of Master Fund shares was the primary use of cash.
Net cash used in financing activities was $(7.2) million during the six months ended June 30, 2021, primarily represented by distributions paid of $(5.3) million. Net cash provided for financing activities was $3.5 million during the six months ended June 30, 2020, primarily represented by was primarily represented by issuance of common shares of $5.2 million.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2021, 98.0% of the Master Fund's debt investments (97.1% of total investments), or $199.7 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2021, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	—
+100 bps	—
+150 bps	0.08
+200 bps	0.15
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 10, 2021, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	August 12, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund's Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2021 (Filed herewith.)