Form 10-Q
period 2022-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2022-05-16
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 16, 2022 was 1,736,284.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements presented in Part I. Item 1. Financial Statements (Unaudited).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Guggenheim Credit Income Fund - 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Investment in Guggenheim Credit Income Fund (''GCIF'') (5,046,351 shares purchased at a cost of $28,954,468 and 5,046,351 shares purchased at a cost of $32,459,691, respectively)	$27,565,870	$31,010,552
Cash	1,221,868	1,304,831
Total assets	28,787,738	32,315,383

Liabilities
Payable to related parties	23,216	23,841
Accrued professional services fees	92,896	75,430
Accounts payable, accrued expenses and other liabilities	32,850	33,413
Total liabilities	148,962	132,684
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$28,638,776	$32,182,699

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	30,984,864	34,554,572
Accumulated loss, net of distributions	(2,347,825)	(2,373,610)
Total net assets	$28,638,776	$32,182,699
Net asset value per Common Share	$16.49	$18.54
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Investment Income
Dividends from investment in GCIF	$430,931	$519,623
Total investment income	430,931	519,623

Operating Expenses (1)
Administrative services	3,629	3,629
Related party reimbursements	28,136	38,330
Trustees fees	740	740
Professional services fees	31,261	27,268
Offering costs	—	6,223
Transfer agent fees	25,970	26,324
Other expenses	4,294	7,163
Total operating expenses	94,030	109,677
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(93,663)
Net expenses	94,030	16,014
Net investment income	336,901	503,609

Realized and unrealized gains (losses):
Short term realized gain from redemption of investment in GCIF	—	7,032
Long term realized loss from redemption of investment in GCIF	—	(7,012)
Net realized gain from investment in GCIF	—	20
Net change in unrealized appreciation from investment in GCIF	60,541	1,475,417
Net realized and unrealized gains	60,541	1,475,437
Net increase in net assets resulting from operations	$397,442	$1,979,046

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.19	$0.28
Earnings per Common Share outstanding - basic and diluted	$0.23	$1.10
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,799,494
Distributions per Common Share outstanding	$2.27	$0.30
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	336,901	336,901
Net change in unrealized appreciation from investment in GCIF	—	—	—	60,541	60,541
Net increase in net assets resulting from operations	—	—	—	397,442	397,442
Shareholder distributions:
Distributions from earnings	—	—	—	(371,657)	(371,657)
Distributions representing a return of capital	—	—	(3,569,708)	—	(3,569,708)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,569,708)	(371,657)	(3,941,365)
Net increase (decrease) for the period	—	—	(3,569,708)	25,785	(3,543,923)
Balance at March 31, 2022	1,736,284	$1,737	$30,984,864	$(2,347,825)	$28,638,776

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	1,806,983	$1,807	$45,089,795	$(4,135,924)	$40,955,678
Operations:
Net investment income	—	—	—	503,609	503,609
Net realized gains from investment in GCIF	—	—	—	20	20
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,475,417	1,475,417
Net increase in net assets resulting from operations	—	—	—	1,979,046	1,979,046
Shareholder distributions:
Distributions from earnings	—	—	—	(535,323)	(535,323)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(535,323)	(535,323)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	11,005	11	254,146	—	254,157
Repurchase of Common Shares	(81,704)	(81)	(1,902,787)	—	(1,902,868)
Net decrease in net assets resulting from capital share transactions	(70,699)	(70)	(1,648,641)	—	(1,648,711)
Net increase (decrease) for the period	(70,699)	(70)	(1,648,641)	1,443,723	(204,988)
Balance at March 31, 2021	1,736,284	$1,737	$43,441,154	$(2,692,201)	$40,750,690
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$397,442	$1,979,046
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	—	1,902,878
Proceeds from liquidation distributions	3,505,223	—
Net realized gain from investment in GCIF	—	(20)
Net change in unrealized appreciation from investment in GCIF	(60,541)	(1,475,417)
(Increase) decrease in operating assets:
Receivable from related parties	—	96,095
Deferred offering cost	—	106,919
Increase (decrease) in operating liabilities:
Payable to related parties	(625)	(6,308)
Accrued professional services fees	17,466	23,552
Accounts payable, accrued expenses and other liabilities	(563)	25,439
Net cash provided by operating activities	3,858,402	2,652,184

Financing activities
Repurchase of Common Shares	—	(1,902,868)
Distributions paid	(3,941,365)	(281,166)
Net cash used in financing activities	(3,941,365)	(2,184,034)

Net increase (decrease) in cash	(82,963)	468,150
Cash, beginning of period	1,304,831	771,815
Cash, end of period	$1,221,868	$1,239,965
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$254,157
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
As of March 31, 2022, the Company owned 19.72% of the Master Fund's outstanding common shares.
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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are generally recognized as dividend income or return of capital in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification between dividend income and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company's share repurchase transactions with the Master Fund are calculated on the specific share identification basis.
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

Notes to Financial Statements (Unaudited)
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, open U.S. Federal and state income tax years include the tax years ended September 30, 2018 through September 30, 2021. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2022	5,046,351	5,046,351	5,046,351	$28,954,468	$27,565,870	96.3%
December 31, 2021	5,046,351	5,046,351	5,095,268	$32,459,691	$31,010,552	96.4%
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2022 and March 31, 2021:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2022	2021
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$28,136	$38,330
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	93,663

Notes to Financial Statements (Unaudited)
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2022, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2022 and (ii) the period commencing on July 31, 2015 (inception) through March 31, 2022, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2022		Inception through March 31, 2022
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders' distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2022:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

2020:
June 8, 2020 (3)	19,862	23,051	$476,466	$20.67	116.1%	1.40%
September 8, 2020	17,325	17,324	376,287	21.72	100.0%	1.02%
December 8, 2020 (4)	15,390	52,148	1,179,578	22.62	338.8%	2.96%
Total	52,577	92,523	$2,032,331		176.0%
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

Notes to Financial Statements (Unaudited)
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
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2022 and March 31, 2021:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For the Fiscal Year 2022
February 3	February 7	$2.27000	$2.27000	$3,941,365
			$2.27000	$3,941,365
For Fiscal Year 2021
January 11	January 13	$0.09855	$0.09855	$178,078
February 9	February 11	0.09855	0.09855	178,443
March 8	March 9	0.09855	0.09855	178,802
			$0.29565	$535,323

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$18.54	$22.67
Net investment income (1)	0.19	0.28
Net unrealized appreciation from investment in GCIF (2)	0.03	0.82
Net increase resulting from operations	0.22	1.10
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.21)	(0.28)
Distributions representing return of capital (3)	(2.06)	(0.02)
Net decrease resulting from distributions	(2.27)	(0.30)
Net asset value, end of period	$16.49	$23.47

INVESTMENT RETURNS
Total investment return-net asset value (4)	1.27%	4.87%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$28,638,776	$40,750,690
Average net assets (5)	$30,469,165	$41,500,264
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,799,494
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.31%	0.26%
Effect of expense support received from reimbursement to (received from) the Advisors	—%	(0.23)%
Net expenses	0.31%	0.03%
Net investment income	1.11%	1.21%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2022, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2022 and March 31, 2021, were 0.74% and 1.43% respectively.
Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements except for the one below.
On May 11, 2022 the Board of Trustees approved the Feeder Fund’s liquidating distribution of $2.27 per share of common shares. The distribution will be recorded on May 23, 2022 and paid in cash to the investors on May 25, 2022.

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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation.

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	29	—	—
YTD Portfolio sales and repayments	$17,301,211	$—	$—
YTD Liquidating Distributions Paid	$(19,963,418)	$(14,341,526)	$(3,941,365)
YTD paydown of Hamilton Credit Facility	$—	$—	$—
YTD Percentage of December 31, 2021 NAV Distributed	12.69%	13.41%	12.24%
Net Assets at beginning of Year	$157,279,578	$106,886,609	$32,182,699
Net Assets at end of Period	$139,808,811	$94,055,655	$28,638,776
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
Results of Operations
Operating results for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Total investment income	$430,931	$519,623
Net expenses	94,030	16,014
Net investment income	336,901	503,609
Net realized gains from redemption of investment in GCIF	—	7,032
Long term (losses) distributions from investment in GCIF	—	(7,012)
Net change in unrealized appreciation from investment in GCIF	60,541	1,475,417
Net increase in net assets resulting from operations	$397,442	$1,979,046
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2022 and March 31, 2021.

Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Administrative services	$3,629	$3,629
Related party reimbursements	28,136	38,330
Trustees fees	740	740
Professional services fees	31,261	27,268
Offering costs	—	6,223
Transfer agent fees	25,970	26,324
Other expenses	4,294	7,163
Total operating expenses	94,030	109,677
Less: Expense support from related parties	—	(93,663)
Net expenses	$94,030	$16,014
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
Net Realized Gains (Losses) from Investment
For the three months ended March 31, 2022, we did not incur realized gains. For the three months ended March 31, 2021, we did not incur realized gains as a result of our sale of Master Fund Shares. During the three months ended March 31, 2022 and March 31, 2021, there were no distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended March 31, 2022 and March 31, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $0.1 million and $1.5 million, respectively. The decrease in net unrealized appreciation was primarily due to the decrease in the Master Fund's total assets.
Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021
For the three months ended March 31, 2022 and March 31, 2021, net cash provided by operating activities was $3.9 million and $2.7 million, respectively. For the three months ended March 31, 2022, distributions from the Master Fund were the primary source of cash. For the three months ended March 31, 2021, the redemption of Master Fund shares was the primary use of cash.
For the three months ended March 31, 2022 and March 31, 2021, net cash used in financing activities was $(3.9) million and $(2.2) million, respectively. In 2022, shareholder distributions of $(3.9) million was the primary use of cash. In 2021, the repurchase of common shares of $(2.0) million was the primary use of cash.
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
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund's common shares.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2022, 98.1% of the Master Fund's debt investments (95.9% of total investments), or $104.4 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of March 31, 2022, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	0.05
+100 bps	0.11
+150 bps	0.18
+200 bps	0.24
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 16, 2022, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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

Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.
The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.
A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 16, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Michael Guss
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund's Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2022 (Filed herewith.)