Form 10-Q
period 2022-06-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2022-08-12
CIK 1618696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 12, 2022 was 1,736,284.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Guggenheim Credit Income Fund - 2019
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investment in Guggenheim Credit Income Fund (''GCIF'') (5,046,351 shares purchased at a cost of $25,273,497 and 5,046,351 shares purchased at a cost of $32,459,691, respectively)	$23,252,399	$31,010,552
Cash	1,098,034	1,304,831
Total assets	24,350,433	32,315,383

Liabilities
Payable to related parties	25,767	23,841
Accrued professional services fees	76,591	75,430
Accounts payable, accrued expenses and other liabilities	28,221	33,413
Total liabilities	130,579	132,684
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$24,219,854	$32,182,699

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	27,340,809	34,554,572
Accumulated loss, net of distributions	(3,122,692)	(2,373,610)
Total net assets	$24,219,854	$32,182,699
Net asset value per Common Share	$13.95	$18.54
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Dividends from investment in GCIF	$255,183	$637,230	$686,114	$1,156,853
Total investment income	255,183	637,230	686,114	1,156,853

Operating Expenses (1)
Administrative services	3,669	3,669	7,298	7,298
Related party reimbursements	32,901	27,397	61,037	65,727
Trustees fees	748	748	1,488	1,488
Professional services fees	32,253	27,399	63,514	54,667
Offering costs	—	3,044	—	9,267
Transfer agent fees	26,012	23,675	51,982	49,999
Other expenses	4,657	9,092	8,951	16,255
Total operating expenses	100,240	95,024	194,270	204,701
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	—	—	(93,663)
Net expenses	100,240	95,024	194,270	111,038
Net investment income	154,943	542,206	491,844	1,045,815

Realized and unrealized gains (losses):
Short term realized gain from redemption of investment in GCIF	—	—	—	7,032
Long term realized loss from redemption of investment in GCIF	—	—	—	(7,012)
Net realized gain from investment in GCIF	—	—	—	20
Net change in unrealized appreciation (depreciation) from investment in GCIF	(632,500)	1,132,130	(571,959)	2,607,547
Net realized and unrealized gains (losses)	(632,500)	1,132,130	(571,959)	2,607,567
Net increase (decrease) in net assets resulting from operations	$(477,557)	$1,674,336	$(80,115)	$3,653,382

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.09	$0.31	$0.28	$0.59
Earnings (losses) per Common Share outstanding - basic and diluted	$(0.28)	$0.96	$(0.05)	$2.07
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284	1,736,284	1,767,714
Distributions per Common Share outstanding	$2.27	$2.91	$4.54	$3.21
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	336,901	336,901
Net change in unrealized appreciation from investment in GCIF	—	—	—	60,541	60,541
Net increase in net assets resulting from operations	—	—	—	397,442	397,442
Shareholder distributions:
Distributions from earnings	—	—	—	(371,657)	(371,657)
Distributions representing a return of capital	—	—	(3,569,708)	—	(3,569,708)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,569,708)	(371,657)	(3,941,365)
Net increase (decrease) for the period	—	—	(3,569,708)	25,785	(3,543,923)
Balance at March 31, 2022	1,736,284	$1,737	$30,984,864	$(2,347,825)	$28,638,776
Operations:
Net investment income	—	—	—	154,943	154,943
Net change in unrealized depreciation from investment in GCIF	—	—	—	(632,500)	(632,500)
Net decrease in net assets resulting from operations	—	—	—	(477,557)	(477,557)
Shareholder distributions:
Distributions from earnings	—	—	—	(297,310)	(297,310)
Distributions representing a return of capital	—	—	(3,644,055)	—	(3,644,055)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,644,055)	(297,310)	(3,941,365)
Net decrease for the period	—	—	(3,644,055)	(774,867)	(4,418,922)
Balance at June 30, 2022	1,736,284	$1,737	$27,340,809	$(3,122,692)	$24,219,854

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	1,806,983	$1,807	$45,089,795	$(4,135,924)	$40,955,678
Operations:
Net investment income	—	—	—	503,609	503,609
Net realized gains from investment in GCIF	—	—	—	20	20
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,475,417	1,475,417
Net increase in net assets resulting from operations	—	—	—	1,979,046	1,979,046
Shareholder distributions:
Distributions from earnings	—	—	—	(535,323)	(535,323)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(535,323)	(535,323)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	11,005	11	254,146	—	254,157
Repurchase of Common Shares	(81,704)	(81)	(1,902,787)	—	(1,902,868)
Net decrease in net assets resulting from capital share transactions	(70,699)	(70)	(1,648,641)	—	(1,648,711)
Net increase (decrease) for the period	(70,699)	(70)	(1,648,641)	1,443,723	(204,988)
Balance at March 31, 2021	1,736,284	$1,737	$43,441,154	$(2,692,201)	$40,750,690
Operations:
Net investment income	—	—	—	542,206	542,206
Net change in unrealized appreciation from investment in GCIF	—	—	—	1,132,130	1,132,130
Net increase in net assets resulting from operations	—	—	—	1,674,336	1,674,336
Shareholder distributions:
Distributions from earnings	—	—	—	(543,507)	(543,507)
Distributions representing a return of capital	—	—	(4,509,081)	—	(4,509,081)
Net decrease in net assets resulting from shareholder distributions	—	—	(4,509,081)	(543,507)	(5,052,588)
Net increase (decrease) for the period	—	—	(4,509,081)	1,130,829	(3,378,252)
Balance at June 30, 2021	1,736,284	$1,737	$38,932,073	$(1,561,372)	$37,372,438
See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$(80,115)	$3,653,382
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	—	6,211,072
Proceeds from liquidation distributions	7,186,194	—
Net realized gain from investment in GCIF	—	(20)
Net change in unrealized (appreciation) depreciation from investment in GCIF	571,959	(2,607,547)
Decrease in operating assets:
Receivable from related parties	—	149,039
Deferred offering cost	—	108,769
Increase (decrease) in operating liabilities:
Payable to related parties	1,926	(17,241)
Accrued professional services fees	1,161	29,496
Accounts payable, accrued expenses and other liabilities	(5,192)	6,454
Net cash provided by operating activities	7,675,933	7,533,404

Financing activities
Repurchase of Common Shares	—	(1,902,868)
Distributions paid	(7,882,730)	(5,333,754)
Net cash used in financing activities	(7,882,730)	(7,236,622)

Net increase (decrease) in cash	(206,797)	296,782
Cash, beginning of period	1,304,831	771,815
Cash, end of period	$1,098,034	$1,068,597
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$254,157
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
As of June 30, 2022, the Company owned 19.72% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, open U.S. Federal and state income tax years include the tax years ended September 30, 2018 through September 30, 2021. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2022	5,046,351	5,046,351	5,046,351	$25,273,497	$23,252,399	96.0%
December 31, 2021	5,046,351	5,046,351	5,095,268	$32,459,691	$31,010,552	96.4%
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

Notes to Financial Statements (Unaudited)
Expense Support and Conditional Reimbursement Agreement
The Company entered into an expense support and conditional reimbursement agreement with Guggenheim whereby Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company. The Board of Trustees' approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated.
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
As of the Board of Trustees' approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $967,781.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and six months ended June 30, 2022 and June 30, 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2022	2021	2022	2021
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$32,901	$27,397	$61,037	$65,727
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	—	—	93,663

Notes to Financial Statements (Unaudited)
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2022, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the six months ended June 30, 2022 and (ii) the period commencing on July 31, 2015 (inception) through June 30, 2022, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Six Months Ended June 30, 2022		Inception through June 30, 2022
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,349	$50,158,690
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,349	49,268,518
Reinvestment of shareholders' distributions	—	—	278,750	6,762,059
Net proceeds from all issuance of Common Shares	—	$—	2,238,099	$56,030,577
Average net proceeds per Common Share	$—		$25.03
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2022:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

2020:
September 8, 2020	17,325	17,324	$376,287	$21.72	100.0%	1.02%
December 8, 2020 (3)	15,390	52,148	1,179,578	22.62	338.8%	2.96%
Total	32,715	69,472	$1,555,865		212.4%
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
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2022 and June 30, 2021:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$2.27000	$2.27000	$3,941,365
May 23	May 25	2.27000	2.27000	3,941,365
			$4.54000	$7,882,730
For Fiscal Year 2021
January 11	January 13	$0.09855	$0.09855	$178,078
February 9	February 11	0.09855	0.09855	178,443
March 8	March 9	0.09855	0.09855	178,802
June 3	June 7	2.91000	2.91000	5,052,588
			$3.20565	$5,587,911

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$18.54	$22.67
Net investment income(1)	0.28	0.59
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.33)	1.47
Net increase (decrease) resulting from operations	(0.05)	2.06
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.39)	(0.59)
Distributions in excess of net investment income (3)	—	(0.02)
Distributions representing return of capital (3)	(4.15)	(2.60)
Net decrease resulting from distributions	(4.54)	(3.21)
Net asset value, end of period	$13.95	$21.52

INVESTMENT RETURNS
Total investment return-net asset value (4)	(0.63)%	9.18%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$24,219,854	$37,372,438
Average net assets (5)	$28,484,265	$40,894,529
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,767,714
Ratios-to-average net assets: (5) (6)
Total operating expenses	0.68%	0.50%
Effect of expense support received from reimbursement to (received from) the Advisors	—%	(0.23)%
Net expenses	0.68%	0.27%
Net investment income	1.73%	2.56%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2022, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2022 and June 30, 2021, were 1.61% and 2.74% respectively.
Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements except for the one below.
On August 9, 2022 the Board of Trustees approved the Feeder Fund’s liquidating distribution of $2.27 per share of common shares. The distribution will be recorded on August 25, 2022 and paid in cash to the investors on August 29, 2022.

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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation.

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through August 12, 2022	$4.50	$4.74	$12.93
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	27	—	—
YTD Portfolio sales and repayments ($ in thousands)	$31,183,952	$—	$—
Cumulative Liquidating Distributions Declared through August 12, 2022 ($ in thousands)	$(115,173,564)	$(77,248,673)	$(22,450,154)
Percentage of December 31, 2020 NAV Declared through August 12, 2022	59.50%	59.40%	57.00%
Net Assets at beginning of Year ($ in thousands)	$157,279,578	$106,886,609	$32,182,699
Net Assets at end of Period ($ in thousands)	$117,931,712	$79,259,002	$24,219,854
Net asset value per share at end of period	$4.61	$4.86	$13.95
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as RICs under Subchapter M of the Code.

Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. Prior to the Board of Trustees' approval of the Liquidation Plan, the Master Fund's investment strategy was focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring its investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
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
Results of Operations
Operating results for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$255,183	$637,230	$686,114	$1,156,853
Net expenses	100,240	95,024	194,270	111,038
Net investment income	154,943	542,206	491,844	1,045,815
Net realized gains from redemption of investment in GCIF	—	—	—	7,032
Long term losses distributions from investment in GCIF	—	—	—	(7,012)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(632,500)	1,132,130	(571,959)	2,607,547
Net increase (decrease) in net assets resulting from operations	$(477,557)	$1,674,336	$(80,115)	$3,653,382
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2022 and June 30, 2021.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Administrative services	$3,669	$3,669	$7,298	$7,298
Related party reimbursements	32,901	27,397	61,037	65,727
Trustees fees	748	748	1,488	1,488
Professional services fees	32,253	27,399	63,514	54,667
Offering costs	—	3,044	—	9,267
Transfer agent fees	26,012	23,675	51,982	49,999
Other expenses	4,657	9,092	8,951	16,255
Total operating expenses	100,240	95,024	194,270	204,701
Less: Expense support from related parties	—	—	—	(93,663)
Net expenses	$100,240	$95,024	$194,270	$111,038
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
Net Realized Gains (Losses) from Investment
For the three and six months ended June 30, 2022, we did not incur realized gains. For the three and six months ended June 30, 2021, we had net realized gains of $0.0 million and less than $0.0 million, respectively, as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2022 and June 30, 2021, there were no distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.6) million and $(0.6) million, respectively. For the three and six months ended June 30, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $1.1 million and $2.6 million, respectively. The decrease in net unrealized appreciation for the three months ended June 30, 2022 was primarily due to the decrease in the Master Fund's total assets.

Cash Flows for the Three Months Ended June 30, 2022 and June 30, 2021
For the six months ended June 30, 2022 and June 30, 2021, net cash provided by operating activities was $7.7 million and $7.5 million, respectively. For the six months ended June 30, 2022, distributions from the Master Fund were the primary source of cash. For the six months ended June 30, 2021, the redemptions of Master Fund shares and distributions from the Master Fund were the primary source of cash.
For the six months ended June 30, 2022 and June 30, 2021, net cash used in financing activities was $(7.9) million and $(7.2) million, respectively. In 2022, shareholder distributions of $(7.9) million was the primary use of cash. In 2021, shareholder distributions of $(5.3) million was the primary use of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2022, 97.7% of the Master Fund's debt investments (95.5% of total investments), or $88.1 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2022, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	$73	$0.04
+100 bps	157	0.09
+150 bps	250	0.14
+200 bps	344	0.20
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 12, 2022, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	August 12, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Michael Guss
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund's Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2022 (Filed herewith.)