Form 10-K
period 2022-12-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2023-03-15
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of December 31, 2022, non-affiliates held 1,734,877 of the outstanding common shares with an aggregate market value of $12.9 million based on a net asset value of $7.44 per common share.

The number of the Registrant's common shares outstanding as of March 14, 2023 was 1,736,284.

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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions which are outlined in the table below. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
For the Master Fund, as of March 14, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation.

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 14, 2023	$6.55	$6.89	$18.89
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	18	—	—
YTD Portfolio sales and repayments ($ in thousands)	$81,685	$—	$—
Cumulative Liquidating Distributions Declared through March 14, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through March 14, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Period ($ in thousands)	$61,273	$41,115	$12,926
Net asset value per share at end of period	$2.39	$2.52	$7.44
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
Item 1A. Risk Factors. (TBU)
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
•Inflation has and may continue to adversely affect our business.
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
Inflation has and may continue to adversely affect our business.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.

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
Item 3. Legal Proceedings.
As of March 14, 2023, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Shareholders
As of March 14, 2023, we had 839 record holders of our Shares.
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
The average POP is $25.60 per Common Share and the average net proceeds per Common Share is $25.03 as of December 31, 2022, including proceeds from our distribution reinvestment plan. The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 31, 2015 (inception) through December 31, 2022:

	Inception through December 31, 2022
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
Unregistered Sale of Equity Securities
None.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Cash Distributions Declared Per Share
Quarter	2022	2021	2020
First	$2.27000	$0.29565	$0.46111
Second	2.27000	2.91000	0.39195
Third	2.27000	2.73000	0.39195
Fourth	3.98000	0.48000	0.27738
Total	$10.79000	$6.41565	$1.52239
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2022, the distributions paid to shareholders were estimated to be comprised of taxable income (ordinary income and capital gains) and a return of capital for federal income tax purposes. In January 2023, a Form 1099-DIV was sent to our non-corporate shareholders which reported the amount and source allocations of our fiscal 2022 declared distributions.

Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2022, (ii) as of and for the year ended December 31, 2021, (iii) as of and for the year ended December 31, 2020, (iv) as of and for the year ended December 31, 2019 and (v) as of and for the year ended December 31, 2018 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Statements of operations data:
Dividends from investment in GCIF	$1,071,976	$1,686,293	$2,617,580	$2,626,890	$3,455,468
Operating expenses
Total operating expenses	315,147	369,324	538,905	472,087	537,594
Reimbursement of expense support	—	—	40,718	25,424	156,581
Less: Expense support from related parties	—	(93,663)	(636,794)	(186,775)	(91,269)
Net expenses (reimbursement)	315,147	275,661	(57,171)	310,736	602,906
Net investment income	756,829	1,410,632	2,674,751	2,316,154	2,852,562
Net realized gain from redemption of investment in GCIF	—	7,032	28,246	11,537	43,731
Long term gain (loss) distributions from investment in GCIF	—	(7,012)	—	216,290	567,247
Net change in unrealized appreciation (depreciation) from investment	(1,279,476)	2,626,462	(1,143,177)	(1,496,531)	(2,110,349)
Net increase (decrease) in net assets resulting from operations	$(522,647)	$4,037,114	$1,559,820	$1,047,450	$1,353,191
Per Share data:
Net Asset Value per Common Share	$7.44	$18.54	$22.67	$23.37	$24.56
Net investment income per Common Share outstanding - basic and diluted	$0.44	$0.81	$1.47	$1.45	$1.76
Earnings per Common Share - basic and diluted	$(0.30)	$2.30	$0.86	$0.65	$0.83
Distributions per Common Share	$10.80	$6.42	$1.52	$1.84	$1.95
Other data:
Total investment return-net price (1)	N/A	N/A	N/A	N/A	N/A
Total investment return-net asset value (2)	(2.98)%	10.40%	4.06%	2.66%	3.21%
Net investment activity for the period	$—	$1,902,878	$4,582,853	$832,462	$364,000
Statements of Assets and Liabilities data:
Total assets	$13,071,588	$32,315,383	$41,050,019	$37,660,312	$39,922,480
Total net assets	$12,925,546	$32,182,699	$40,955,678	$37,529,070	$39,570,591

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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions which are outlined in the table below. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
For the Master Fund, as of March 14, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation.

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 14, 2023	$6.55	$6.89	$18.89
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	18	—	—
YTD Portfolio sales and repayments ($ in thousands)	$81,685	$—	$—
Cumulative Liquidating Distributions Declared through March 14, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through March 14, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Period ($ in thousands)	$61,273	$41,115	$12,926
Net asset value per share at end of period	$2.39	$2.52	$7.44
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
Results of Operations
Operating results for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Total investment income	$1,071,976	$1,686,293	$2,617,580
Net expenses (reimbursement)	315,147	275,661	(57,171)
Net investment income	756,829	1,410,632	2,674,751
Net realized gains from redemption of investment in GCIF	—	7,032	28,246
Long term losses distributions from investment in GCIF	—	(7,012)	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(1,279,476)	2,626,462	(1,143,177)
Net increase (decrease) in net assets resulting from operations	$(522,647)	$4,037,114	$1,559,820
Investment Income
Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2022	2021	2020
Administrative services	$15,358	$14,717	$14,757
Related party reimbursements	73,635	120,840	188,714
Trustees fees	3,000	—	—
Professional services fees	101,559	99,725	101,000
Offering costs	—	10,547	102,337
Transfer agent fees	103,837	100,455	99,580
Other expenses	17,758	23,040	32,517
Total operating expenses	315,147	369,324	538,905
Reimbursement of expense support	—	—	40,718
Less: Expense support from related parties	—	(93,663)	(636,794)
Net expenses (reimbursement)	$315,147	$275,661	$(57,171)
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
Net Realized Gains (Losses) from Investment
For the year ended December 31, 2022, we did not incur realized gains. In 2022, there were no distributions received from the Master Fund were classified as long term gains. For the year ended December 31, 2021, we had net realized gains of less than $0.0 million as a result of our sale of Master Fund Shares. In 2021, there were no distributions received from the Master Fund were classified as long term gains. For the year ended December 31, 2020, we had realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. In 2020, there were no distributions received from the Master Fund was classified as a long term gain distribution.

Changes in Unrealized Appreciation (Depreciation) from Investment
For the year ended December 31, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(1.3) million. The decrease in net unrealized appreciation for the year ended December 31, 2022 was primarily due to the decrease in the Master Fund's total assets. For the year ended December 31, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $2.6 million. The change in net unrealized for the year ended December 31, 2021 was primarily due to the partial recovery of the market from the negative economic impact caused by COVID-19 to the Master Fund's portfolio companies. For the year ended December 31, 2020, the total net change in unrealized depreciation from our investment in the Master Fund was $(1.1) million.
Cash Flows for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, net cash provided by operating activities was $18.4 million, $13.3 million and $(2.0) million, respectively. For the year ended December 31, 2022, distributions from the Master Fund were the primary source of cash. For the year ended December 31, 2021, the main source of the cash was from the redemptions of Master Fund shares. For the year ended December 31, 2020, the purchase of Master Fund shares was the primary use of cash.
Net cash used in financing activities was $(18.7) million during the year ended December 31, 2022, primarily represented by distributions paid of $(18.7). Net cash used in financing activities was $(12.8) million during the year ended December 31, 2021, primarily represented by distributions paid of $(10.9) million. Net cash provided for financing activities was $1.9 million during the year ended December 31, 2020, primarily represented by issuance of common shares of $5.9 million and repurchase of common shares of $(2.6) million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2022, 98.8% of the Master Fund's debt investments (99.7% of total investments), or $40.2 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2022, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	$43	$0.02
+100 bps	88	0.05
+150 bps	136	0.08
+200 bps	184	0.11
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2019

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund 2019 (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, NY
March 14, 2023

Guggenheim Credit Income Fund - 2019
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Investment in Guggenheim Credit Income Fund (''GCIF'') (5,046,351 shares purchased at a cost of $14,809,703 and 5,046,351 shares purchased at a cost of $32,459,691, respectively)	$12,081,088	$31,010,552
Cash	990,500	1,304,831
Total assets	13,071,588	32,315,383

Liabilities
Payable to related parties	10,877	23,841
Accrued professional services fees	104,636	75,430
Accounts payable, accrued expenses and other liabilities	30,529	33,413
Total liabilities	146,042	132,684
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$12,925,546	$32,182,699

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	16,750,502	34,554,572
Accumulated loss, net of distributions	(3,826,693)	(2,373,610)
Total net assets	$12,925,546	$32,182,699
Net asset value per Common Share (NAV)	$7.44	$18.54
See Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021	2020
Investment Income
Dividends from investment in GCIF	$1,071,976	$1,686,293	$2,617,580
Total investment income	1,071,976	1,686,293	2,617,580

Operating Expenses (1)
Administrative services	15,358	14,717	14,757
Related party reimbursements	73,635	120,840	188,714
Trustees fees	3,000	—	—
Professional services fees	101,559	99,725	101,000
Offering costs	—	10,547	102,337
Transfer agent fees	103,837	100,455	99,580
Other expenses	17,758	23,040	32,517
Total operating expenses	315,147	369,324	538,905
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(93,663)	(636,794)
Net expenses (reimbursements)	315,147	275,661	(57,171)
Net investment income	756,829	1,410,632	2,674,751

Realized and unrealized gains (losses):
Short term realized gain from redemption of investment in GCIF	—	7,032	28,246
Long term realized loss from redemption of investment in GCIF	—	(7,012)	—
Net realized gain from investment in GCIF	—	20	28,246
Net change in unrealized appreciation (depreciation) from investment in GCIF	(1,279,476)	2,626,462	(1,143,177)
Net realized and unrealized gains (losses)	(1,279,476)	2,626,482	(1,114,931)
Net increase (decrease) in net assets resulting from operations	$(522,647)	$4,037,114	$1,559,820

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.44	$0.81	$1.47
Earnings (losses) per Common Share outstanding - basic and diluted	$(0.30)	$2.30	$0.86
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,751,870	1,822,578
Distributions per Common Share outstanding	$10.80	$6.42	$1.52
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	1,606,201	$1,606	$40,531,966	$(3,004,502)	$37,529,070
Operations:
Net investment income	—	—	—	2,674,751	2,674,751
Net realized gains from investment in GCIF	—	—	—	28,246	28,246
Net change in unrealized depreciation from investment in GCIF	—	—	—	(1,143,177)	(1,143,177)
Net increase in net assets resulting from operations	—	—	—	1,559,820	1,559,820
Shareholder distributions:
Distributions from earnings	—	—	—	(2,771,518)	(2,771,518)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,771,518)	(2,771,518)
Capital share transactions:
Issuance of Common Shares	253,730	254	5,862,147	—	5,862,401
Shares issued in connection with the dividend reinvestment plan	62,625	63	1,349,376	—	1,349,439
Repurchase of Common Shares	(115,573)	(116)	(2,573,418)	—	(2,573,534)
Net increase in net assets resulting from capital share transactions	200,782	201	4,638,105	—	4,638,306
Reclassifications of permanent book-to-tax differences	—	—	(80,276)	80,276	—
Net increase (decrease) for the year	200,782	201	4,557,829	(1,131,422)	3,426,608
Balance at December 31, 2020	1,806,983	$1,807	$45,089,795	$(4,135,924)	$40,955,678
Operations:
Net investment income	—	—	—	1,410,632	1,410,632
Net realized gains from investment in GCIF	—	—	—	20	20
Net change in unrealized appreciation from investment in GCIF	—	—	—	2,626,462	2,626,462
Net increase in net assets resulting from operations	—	—	—	4,037,114	4,037,114
Shareholder distributions:
Distributions from earnings	—	—	—	(2,308,862)	(2,308,862)
Distributions representing a return of capital	—	—	(8,852,520)	—	(8,852,520)
Net decrease in net assets resulting from shareholder distributions	—	—	(8,852,520)	(2,308,862)	(11,161,382)
Capital share transactions:
Shares issued in connection with the dividend reinvestment plan	11,005	11	254,146	—	254,157
Repurchase of Common Shares	(81,704)	(81)	(1,902,787)	—	(1,902,868)
Net decrease in net assets resulting from capital share transactions	(70,699)	(70)	(1,648,641)	—	(1,648,711)
Reclassifications of permanent book-to-tax differences	—	—	(34,062)	34,062	—
Net increase (decrease) for the year	(70,699)	(70)	(10,535,223)	1,762,314	(8,772,979)
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	756,829	756,829
Net change in unrealized depreciation from investment in GCIF	—	—	—	(1,279,476)	(1,279,476)
Net decrease in net assets resulting from operations	—	—	—	(522,647)	(522,647)
Shareholder distributions:
Distributions from earnings	—	—	—	(930,687)	(930,687)
Distributions representing a return of capital	—	—	(17,803,819)	—	(17,803,819)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,803,819)	(930,687)	(18,734,506)
Reclassifications of permanent book-to-tax differences	—	—	(251)	251	—
Net decrease for the year	—	—	(17,804,070)	(1,453,083)	(19,257,153)
Balance at December 31, 2022	1,736,284	$1,737	$16,750,502	$(3,826,693)	$12,925,546
See Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$(522,647)	$4,037,114	$1,559,820
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchase of Master Fund shares	—	—	(6,550,000)
Redemption of Master Fund shares	—	1,902,878	1,967,147
Proceeds from liquidation distributions	17,649,988	9,733,448	—
Net realized gain from investment in GCIF	—	(20)	(28,246)
Net change in unrealized (appreciation) depreciation from investment in GCIF	1,279,476	(2,626,462)	1,143,177
(Increase) decrease in operating assets:
Receivable from related parties	—	149,039	37,735
Deferred offering cost	—	108,769	(84,529)
(Increase) decrease in operating liabilities:
Payable to related parties	(12,964)	(15,877)	(15,265)
Accrued professional services fees	29,206	40,233	(22,070)
Accounts payable, accrued expenses and other liabilities	(2,884)	13,987	434
Net cash provided by (used in) operating activities	18,420,175	13,343,109	(1,991,797)

Financing activities
Issuance of Common Shares	—	—	5,862,401
Repurchase of Common Shares	—	(1,902,868)	(2,573,534)
Distributions paid	(18,734,506)	(10,907,225)	(1,422,079)
Net cash provided by (used in) financing activities	(18,734,506)	(12,810,093)	1,866,788

Net increase (decrease) in cash	(314,331)	533,016	(125,009)
Cash, beginning of year	1,304,831	771,815	896,824
Cash, end of year	$990,500	$1,304,831	$771,815
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$254,157	$1,349,439
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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and the Company (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
As of December 31, 2022, the Company owned 19.72% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, open U.S. Federal and state income tax years include the tax years ended September 30, 2019 through September 30, 2022. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Year	Weighted Average Shares Owned				% of Net
Year Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
December 31, 2022	5,046,351	5,046,351	5,046,351	$14,809,703	$12,081,088	93.5%
December 31, 2021	5,046,351	5,046,351	5,095,268	$32,459,691	$31,010,552	96.4%
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		For the Years Ended December 31,
Related Party	Source Agreement & Description	2022	2021	2020
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$73,635	$120,840	$188,714
Guggenheim	Expense Support Agreement - expense support reimbursement to related parties	—	—	40,718
Dealer Manager (Guggenheim)	Dealer Manager Agreement - sales commissions and dealer manager fees	—	—	16,900
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	93,663	636,794

Notes to Financial Statements
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2022 and December 31, 2021, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the year ended December 31, 2022 and (ii) the period commencing on July 31, 2015 (inception) through December 31, 2022, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Year Ended December 31, 2022		Inception through December 31, 2022
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders' distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the three years ended December 31, 2022:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

2020:
March 9, 2020	40,039	23,050	$541,203	$23.48	57.6%	1.44%
June 8, 2020 (3)	19,862	23,051	476,466	20.67	116.1%	1.40%
September 8, 2020	17,325	17,324	376,287	21.72	100.0%	1.02%
December 8, 2020 (4)	15,390	52,148	1,179,578	22.62	338.8%	2.96%
Total	92,616	115,573	2,573,534		124.8%
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
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$2.27000	$2.27000	$3,941,365
May 23	May 25	2.27000	2.27000	3,941,365
August 25	August 29	2.27000	2.27000	3,941,365
October 28	October 31	2.27000	2.27000	3,941,365
December 22	December 23	1.71000	1.71000	2,969,046
			$10.79000	$18,734,506
For Fiscal Year 2021
January 11	January 13	$0.09855	$0.09855	$178,078
February 9	February 11	0.09855	0.09855	178,443
March 8	March 9	0.09855	0.09855	178,802
June 3	June 7	2.91000	2.91000	5,052,588
August 4	August 6	2.73000	2.73000	4,740,056
November 3	November 5	0.48000	0.48000	833,415
			$6.41565	$11,161,382
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.03547	$0.14188	$247,731
February 3, 10, 17, 24	February 26	0.03547	0.14188	255,006
March 2, 9, 16, 23, 30	April 1	0.03547	0.17735	322,221
April 6, 13, 20, 27	April 29	0.03015	0.12060	218,642
May 4, 11, 18, 25, June 1, 8	June 9	0.03015	0.18090	329,563
June 15, 22, 29, July 6	July 9	0.03015	0.12060	220,304
July 13, 20, 27, August 3, 10	August 11	0.03015	0.15075	277,012
August 17, 24, 31, September 7	September 9	0.03015	0.12060	222,663
September 14, 21, 28, October 5, 2020	October 5	0.03015	0.12060	221,485
October 12, 19, 26, November 2, 9, 2020	November 10	0.03015	0.15075	278,082
November 16, 23, 30, December 7, 2020	December 9	0.02412	0.09648	178,809
			$1.52239	$2,771,518

Notes to Financial Statements
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$18.54	$22.67	$23.37	$24.56	$25.68
Net investment income (1)	0.44	0.81	1.47	1.45	1.76
Net realized gains from investment in GCIF (1)	—	—	0.02	0.14	0.38
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.74)	1.48	(0.67)	(0.94)	(1.29)
Net increase (decrease) resulting from operations	(0.30)	2.29	0.82	0.65	0.85
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.54)	(1.33)	(1.47)	(1.45)	(1.76)
Distributions from realized gains on investment (3)	—	—	—	(0.39)	(0.19)
Distributions in excess of net investment income (3)	—	—	(0.05)	—	—
Distributions representing return of capital (3)	(10.26)	(5.09)	—	—	—
Net decrease resulting from distributions	(10.80)	(6.42)	(1.52)	(1.84)	(1.95)
Capital Share transactions
Repurchase of Common Shares	—	—	—	—	(0.02)
Net decrease in net assets resulting from capital share transactions	—	—	—	—	(0.02)
Net asset value, end of period	$7.44	$18.54	$22.67	$23.37	$24.56

INVESTMENT RETURNS
Total investment return-net price (4)	N/A	N/A	N/A	N/A	N/A
Total investment return-net asset value (4)	(2.98)%	10.40%	4.06%	2.66%	3.21%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$12,925,546	$32,182,699	$40,955,678	$37,529,070	$39,570,591
Average net assets (5)	$23,751,361	$37,415,826	$39,462,941	$38,652,998	$41,379,781
Common Shares outstanding, end of period	1,736,284	1,736,284	1,806,983	1,606,201	1,611,147
Weighted average Common Shares outstanding	1,736,284	1,751,870	1,822,578	1,601,576	1,622,410
Ratios-to-average net assets: (5) (6)
Total operating expenses	1.33%	0.99%	1.37%	1.22%	1.30%
Effect of expense support received from reimbursement to (received from) the Advisors	—%	(0.25)%	(1.51)%	(0.42)%	0.16%
Net expenses (reimbursements)	1.33%	0.74%	(0.14)%	0.80%	1.46%
Net investment income	3.19%	3.77%	6.78%	5.99%	6.89%
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

Notes to Financial Statements
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of December 31, 2022, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.
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
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018 were 3.30%, 5.06%, 7.30%, 7.87%, and 6.55% respectively.
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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2022	2021	2020
Paid in capital in excess of par value	$(251)	$(34,062)	$(80,276)
Undistributed net investment income	251	34,062	80,276
Total	$—	$—	$—
The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2022, September 30, 2021 and September 30, 2020:

	For the Tax Years Ended September 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(1,441,369)	$528,778	$(402,244)
Net change in unrealized depreciation	2,219,674	1,411,867	3,193,017
Offering expense	251	34,062	80,276
Other book-tax difference	(3,266)	(6,531)	40,713
Total taxable income and gains available for distributions	$775,290	$1,968,176	$2,911,762

Notes to Financial Statements
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2021 and December 31, 2020 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2022.
The tax character of shareholder distributions attributable to the tax years ended September 30, 2022, September 30, 2021 and September 30, 2020 was as follows:

	For the Tax Years Ended September 30,
Paid Distributions Attributable To:	2022	2021	2020
Ordinary income	$775,290	$1,976,427	$2,911,762
Long-term capital gains (1)	—	—	86,710
Return of Capital	11,882,221	8,863,843	—
Total	$12,657,511	$10,840,270	$2,998,472
Paid distributions as a percentage of taxable income and gains available for distributions	1,632.6%	550.8%	103.0%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).
As of September 30, 2022 and September 30, 2021, the components of tax basis accumulated losses were as follows:

	As of September 30,
	2022	2021
Undistributed ordinary income, net	$—	$—
Undistributed capital gains	—	—
Unrealized losses	(2,275,170)	(1,467,363)
Other temporary adjustments	(55,517)	(58,782)
Total accumulated loss, net	$(2,330,687)	$(1,526,145)

Notes to Financial Statements
Note 9. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$180,773	$205,089	$255,183	$430,931
Net investment income	158,662	106,323	154,943	336,901
Net change in unrealized appreciation (depreciation) on investment	(508,942)	(198,575)	(632,500)	60,541
Net increase (decrease) in net assets resulting from operations	(350,280)	(92,252)	(477,557)	397,442
Net assets	12,925,546	20,186,237	24,219,854	28,638,776
Total investment income per Common Share outstanding - basic and diluted	0.10	0.12	0.15	0.25
Net investment income per Common Share outstanding - basic and diluted	0.09	0.06	0.09	0.19
Earnings (loss) per Common Share - basic and diluted	(0.20)	(0.05)	(0.28)	0.23
Net asset value per Common Share at end of quarter	7.44	11.63	13.95	16.49

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$253,745	$275,695	$637,230	$519,623
Net investment income	180,136	184,681	542,206	503,609
Net realized gain from investment in Guggenheim Credit Income Fund	—	—	—	20
Net change in unrealized appreciation (depreciation) on investment	(37,273)	56,188	1,132,130	1,475,417
Net increase in net assets resulting from operations	142,863	240,869	1,674,336	1,979,046
Net assets	32,182,699	32,873,251	37,372,438	40,750,690
Total investment income per Common Share outstanding - basic and diluted	0.15	0.16	0.37	0.29
Net investment income per Common Share outstanding - basic and diluted	0.11	0.11	0.31	0.28
Earnings per Common Share - basic and diluted	0.08	0.14	0.96	1.10
Net asset value per Common Share at end of quarter	18.54	18.93	21.52	23.47

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$454,427	$691,787	$714,064	$757,302
Net investment income	490,169	695,541	687,868	801,173
Net realized gain (loss) from investment in Guggenheim Credit Income Fund	74,369	9,373	(55,496)	—
Net change in unrealized appreciation (depreciation) on investment	1,527,951	1,247,694	2,760,693	(6,679,515)
Net increase (decrease) in net assets resulting from operations	2,092,489	1,952,608	3,393,065	(5,878,342)
Net assets	40,955,678	40,084,029	38,373,535	35,493,455
Total investment income per Common Share outstanding - basic and diluted	0.25	0.38	0.39	0.42
Net investment income per Common Share outstanding - basic and diluted	0.27	0.38	0.38	0.45
Earnings (loss) per Common Share - basic and diluted	1.14	1.06	1.86	(3.29)
Net asset value per Common Share at end of quarter	22.67	21.81	21.14	19.66

Notes to Financial Statements
Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements except for the events below.
On March 13, 2023, the Company announced that John Palmer tendered his resignation as President of the Company to pursue other opportunities effective as of March 31, 2023. Mr. Palmer’s decision to resign is not the result of any disagreement with the Company, its advisor or their affiliates regarding their operations, policies, practices or otherwise.
On March 13, 2023, the Board of Trustees appointed Matthew Bloom as President of the Company effective as of March 31, 2023. Mr. Bloom will continue to hold the positions of Chairman of the Board of Trustees and Chief Executive Officer of the Company.
Mr. Bloom is a Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group, and has been with Guggenheim Partners since 2006. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities and serves as Chairman and CEO of Guggenheim Credit Income Fund. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the Consumer, Financial, Food, Gaming, Industrials, Retail, Services & Transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers & Acquisitions and Banking & Institutional Investing groups. Mr. Bloom received his B.S. from University of Florida and his J.D. from Columbia University School of Law.
On March 13, 2023 the Board of Trustees approved the Company’s liquidating distribution of $1.98 per share of common shares. The distribution will be recorded on March 22, 2023 and paid in cash to the investors on March 23, 2023.

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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2022 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2022, our internal control over financial reporting is effective based on those criteria.
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
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund's and Guggenheim Credit Income Fund 2016T's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2022, the master fund/feeder fund complex consisted of the Master Fund, Guggenheim Credit Income Fund 2016T and the Company (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 45	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 74	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 40	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).	GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present).
Peter E. Roth, 64	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present).
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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 45	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
James Howley, 51	Chief Financial Officer and Treasurer	Appointed 2022	Chief Financial Officer, Chief Accounting Officer, Treasurer, Guggenheim Partners (2022-present); Asset Treasurer (2004-2022).	None
Amy J. Lee, 61	Secretary and Chief Legal Officer	Appointed 2018
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

Guggenheim Fund Complex (2)(2018-present)
John V. Palmer, 38	President	Appointed 2015	Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).
None
Brian E. Binder, 51	Senior Vice President	Appointed 2018
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
Joanna M. Catalucci, 56	Chief Compliance Officer and Anti- Money Laundering Officer	Appointed 2018
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2022.
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
In fiscal year 2022, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2022; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2022
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$93,000
Eric Rosenblatt	93,000
Peter E. Roth	103,000
$289,000
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
None	—	—%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
James Howley, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, President	1,407	0.1%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (9 persons):	1,407	0.1%
_____________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 1,736,284 Common Shares issued and outstanding as of March 14, 2023.
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
During 2022 and 2021, the Master Fund incurred $2.0 million and $4.5 million in management fees, respectively, which were payable to Guggenheim.
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
During 2022 and 2021, $0.4 million and $0.4 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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
Item 14. Principal Accounting Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2022 and December 31, 2021:

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2022	$51,979	$8,173
2021	52,579	7,430
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2022 and December 31, 2021.

	GCIF	GCIF 2016T
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2022	$19,169	$8,173
2021	17,425	7,430
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
All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2022 and December 31, 2021 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

Guggenheim Credit Income Fund - 2019

Date:	March 14, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2023	By:	/s/ James Howley
James Howley
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer and Trustee	March 14, 2023
(Principal Executive Officer)

/s/ James Howley
James Howley	Chief Financial Officer	March 14, 2023
(Principal Financial Officer)
/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 14, 2023

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 14, 2023

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2022, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $25.6 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

New York, NY
March 14, 2022

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $48,438 and $125,563, respectively)	$40,641	$124,139
Cash and cash equivalents	8,956	4,556
Restricted cash	—	24,648
Interest and dividend income receivable	744	936
Principal receivable	11,499	4,747
Receivable from related parties	10	25
Unrealized appreciation of foreign currency forward contracts	73	—
Prepaid expenses and other assets	222	192
Total assets	$62,145	$159,243

Liabilities
Unrealized depreciation on foreign currency forward contracts	$—	$280
Accrued management fee	214	769
Payable to related parties	96	61
Accounts payable, accrued expenses and other liabilities	562	853
Total liabilities	872	1,963
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$61,273	$157,280

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$26	$26
Paid-in-capital in excess of par value	78,102	169,019
Accumulated loss, net of distributions	(16,855)	(11,765)
Net assets	$61,273	$157,280
Net asset value per Common Share (NAV)	$2.39	$6.15

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Investment Income
Interest income	$8,075	$16,461	$25,607
PIK interest income	132	340	1,275
Dividend income	179	169	742
Fee income	572	252	333
Total investment income	8,958	17,222	27,957
Operating Expenses
Interest expense and other financing costs	—	2,880	5,749
Management fee	2,047	4,526	6,247
Administrative services	139	166	177
Custody services	46	87	94
Trustees fees	293	285	311
Related party reimbursements	436	352	644
Professional services fees	595	740	925
Other expenses	255	237	250
Total expenses	3,811	9,273	14,397
Net investment income	5,147	7,949	13,560
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(335)	(1,618)	(2,369)
Foreign currency forward contracts	14	(287)	(258)
Foreign currency transactions	143	(2)	172
Net realized losses	(178)	(1,907)	(2,455)
Net change in unrealized appreciation (depreciation) on:
Investments	(6,373)	15,167	(2,982)
Foreign currency forward contracts	353	488	(681)
Foreign currency transactions	(2)	(1)	2
Net change in unrealized appreciation (depreciation)	(6,022)	15,654	(3,661)
Net realized and unrealized gains (losses)	(6,200)	13,747	(6,116)
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.20	$0.31	$0.50
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.04)	$0.84	$0.27
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,729,824	27,139,732
Distribution per Common Share outstanding	$3.71	$2.26	$0.49

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	13,560	13,560
Net realized losses	—	—		—	(2,455)	(2,455)
Net change in unrealized depreciation	—	—		—	(3,661)	(3,661)
Net increase in net assets resulting from operations	—	—		—	7,444	7,444
Shareholder distributions:
Distributions from earnings	—	—		—	(13,381)	(13,381)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(13,381)	(13,381)
Capital share transactions:
Issuance of Common Shares	1,070,451	1		8,049	—	8,050
Repurchase of Common Shares	(1,955,367)	(2)		(14,583)	—	(14,585)
Net decrease in net assets resulting from capital share transactions	(884,916)	(1)		(6,534)	—	(6,535)
Net decrease for the year	(884,916)	(1)		(6,534)	(5,937)	(12,472)
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—		—	7,949	7,949
Net realized losses	—	—		—	(1,907)	(1,907)
Net change in unrealized appreciation	—	—		—	15,654	15,654
Net increase in net assets resulting from operations	—	—		—	21,696	21,696
Shareholder distributions:
Distributions from earnings	—	—		—	(8,698)	(8,698)
Distributions representing a return of capital	—	—		(49,165)	—	(49,165)
Net decrease in net assets resulting from shareholder distributions	—	—		(49,165)	(8,698)	(57,863)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(1)	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—		(5,278)	—	(5,278)
Net increase (decrease) for the year	(678,493)	—		(54,443)	12,998	(41,445)
Balance at December 31, 2021	25,594,125	$26		$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—		—	5,147	5,147
Net realized losses	—	—		—	(178)	(178)
Net change in unrealized appreciation	—	—		—	(6,022)	(6,022)
Net decrease in net assets resulting from operations	—	—		—	(1,053)	(1,053)
Shareholder distributions:
Distributions from earnings	—	—		—	(5,433)	(5,433)
Distributions representing a return of capital	—	—		(89,521)	—	(89,521)
Net decrease in net assets resulting from shareholder distributions	—	—		(89,521)	(5,433)	(94,954)
Net decrease for the year	—	—		(89,521)	(6,486)	(96,007)
Balance at December 31, 2022	25,594,125	$26		$79,498	$(18,251)	$61,273

_______________________
(1)Amount is less than $1,000

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(217)	(413)	(1,787)
Amortization of premium/accretion of discount, net	(357)	(904)	(1,258)
Proceeds from sales of investments	47,738	68,946	23,614
Proceeds from paydowns on investments	33,947	119,199	116,007
Net receipt of settlement of derivatives	1,109	1,785	4,474
Net payment of settlement of derivatives	(1,095)	(2,072)	(4,732)
Net realized (gains) losses on derivatives	(14)	287	258
Purchases of investments	(4,321)	(5,469)	(61,683)
Net realized losses on investments	335	1,618	2,369
Net change in unrealized (appreciation) depreciation on investments	6,373	(15,167)	2,982
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(353)	(488)	681
Amortization of deferred financing costs	—	757	381
(Increase) decrease in operating assets:
Interest and dividend income receivable	192	946	740
Principal receivable	(6,752)	(3,808)	(939)
Receivable from related parties	15	14	(4)
Prepaid expenses and other assets	(30)	7	85
Increase (decrease) in operating liabilities:
Accrued management fee	(555)	261	(68)
Payable to related parties	35	(84)	(50)
Collateral payable for foreign currency forward contracts	—	—	(320)
Accounts payable, accrued expenses and other liabilities	(291)	315	(325)
Net cash provided by operating activities	74,706	187,426	87,869
Financing activities
Issuance of Common Shares	—	—	8,050
Repurchase of Common Shares	—	(5,278)	(14,585)
Credit facility borrowings	—	—	4,000
Credit facility repayments	—	(130,000)	(46,000)
Distributions paid	(94,954)	(57,863)	(13,381)
Net cash used in financing activities	(94,954)	(193,141)	(61,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,248)	(5,715)	25,953
Cash, cash equivalents and restricted cash, beginning of year	29,204	34,919	8,966
Cash, cash equivalents and restricted cash, end of year	$8,956	$29,204	$34,919
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	8,956	4,556	10,058
Restricted cash	—	24,648	24,341
Collateral deposits for foreign currency forward contracts	—	—	520
Total cash, cash equivalents and restricted cash	$8,956	$29,204	$34,919
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$2,156	$5,340
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 65.7%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	9.98%	11/17/2023	$4,095	$4,072	$3,490	5.7%
Total Automotive							4,072	3,490	5.7%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	8.99%	4/25/2024	1,110	713	910	1.5%
Total Beverage, Food & Tobacco							713	910	1.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	L+4.25%	8.98%	6/26/2026	965	957	944	1.5%
Total Chemicals, Plastics & Rubber							957	944	1.5%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	3,699	3,689	3,607	5.9%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	543	541	529	0.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.75%	11.12%	1/31/2024	442	425	426	0.7%
							4,655	4,562	7.5%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	12/19/2025	3,899	3,654	2,610	4.3%
Total Consumer Goods: Non-Durable							8,309	7,172	11.8%
Energy: Oil & Gas
Basic Energy Services Inc	(11)(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	102	0.2%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.39%	11/23/2025	410	250	409	0.7%
Total Energy: Oil & Gas							1,770	511	0.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	6.91%	1/23/2025	2,281	2,279	2,228	3.6%
Total Hotel, Gaming & Leisure							2,279	2,228	3.6%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,555	3,520	3,271	5.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,001	991	921	1.5%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.2%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	924	851	846	1.4%
Total Metals & Mining							5,500	5,165	8.4%
Retail
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	1,088	979	899	1.4%
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	466	261	385	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

Save-a-Lot		Senior Secured Loans - Second Lien	S+9.50%	14.18%	12/31/2026	794	445	484	0.8%
Total Retail							1,685	1,768	2.8%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	4/3/2025	1,907	1,892	1,350	2.2%

Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+6.00%	9.81%	3/2/2026	4,765	4,681	4,692	7.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2025	298	298	277	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	176	176	163	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	416	416	386	0.6%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/16/2026	2,780	2,746	2,580	4.2%
							3,636	3,406	5.6%

YAK Access, LLC	(11)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,805	642	1.0%
Total Services: Business							15,014	10,090	16.4%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/6/2024	105	92	100	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/4/2026	842	840	811	1.3%
							932	911	1.5%

Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	1/10/2025	4,900	4,873	4,882	8.0%
Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	12/3/2024	196	176	182	0.3%
							5,049	5,064	8.3%

Wide Orbit, Inc. (Revolver)	(9)(11)(12)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(4)	—%
Total Technology							5,981	5,971	9.8%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	7.88%	7/23/2025	2,163	2,158	2,007	3.3%
Total Telecommunications							2,158	2,007	3.3%
Total Debt Investments							$48,438	$40,256	65.7%
Equity investments - 0.6%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	79	0.1%
Total Energy: Oil & Gas							—	79	0.1%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		53,097	—	30	—%
Total Retail							—	30	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

Technology
Wide Orbit (Warrants)	(11)	Equity/Other	N/A	N/A	96,480	—	276	0.5%
Total Technology						—	276	0.5%
Total Equity Investments						$—	$385	0.6%

Total Investments - 66.3%						$48,438	$40,641	66.3%

December 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/17/2023	$3,045	£2,457	—	$73	0.1%
					$73	0.1%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2022, LIBO rates ranged between 4.39% for 1-month LIBOR to 5.14% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.3 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $50.0 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2022 (see Note 8. Commitments and Contingencies).
(10)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
(11)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(12)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(13)Investment was on non-accrual status as of December 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 3.1% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions . These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
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
As of December 31, 2022, Hamilton Finance LLC ("Hamilton"), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.
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

Notes to Consolidated Financial Statements

Cash and Cash Equivalents
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the consolidated statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2022, the Master Fund's cash equivalents of $9.0 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The U.S. Securities and Exchange Commission (the “SEC”) adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”) which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith. Pursuant to Rule 2a-5, the Board has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2022. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$41,668	$39,028	96.0%	$101,275	$102,941	82.9%
Senior secured loans - second lien	5,250	1,126	2.8	20,201	17,860	14.4
Senior secured bonds	1,520	102	0.3	4,041	2,268	1.8
Total senior debt	$48,438	$40,256	99.1%	$125,517	$123,069	99.1%
Equity and other	—	385	0.9	46	1,070	0.9
Total investments	$48,438	$40,641	100.0%	$125,563	$124,139	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2022			December 31, 2021
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$15,014	$10,090	24.8%	$19,255	$17,610	14.2%
Consumer Goods: Non-Durable	8,309	7,172	17.6	8,167	8,261	6.7
Technology	5,981	6,247	15.5	25,746	27,082	21.8
Metals & Mining	5,500	5,165	12.7	5,330	5,258	4.2
Automotive	4,072	3,490	8.6	11,772	12,124	9.8
Hotel, Gaming & Leisure	2,279	2,228	5.5	2,309	2,252	1.8
Telecommunications	2,158	2,007	4.9	4,660	4,595	3.7
Retail	1,685	1,798	4.4	7,417	6,779	5.5
Chemicals, Plastics & Rubber	957	944	2.3	12,880	12,946	10.4
Beverage, Food & Tobacco	713	910	2.2	737	971	0.8
Energy: Oil & Gas	1,770	590	1.5	2,431	1,249	1.0
Banking, Finance, Insurance & Real Estate	—	—	—	2,637	2,772	2.2
Capital Equipment	—	—	—	2,000	1,955	1.6
Containers, Packaging & Glass	—	—	—	6,310	6,546	5.3
Healthcare & Pharmaceuticals	—	—	—	7,974	7,844	6.3
Utilities: Electric	—	—	—	5,938	5,895	4.7
Total investments	$48,438	$40,641	100.0%	$125,563	$124,139	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2022 and December 31, 2021:

Geographic Dispersion	December 31, 2022	December 31, 2021
United States of America	100.0%	89.8%
United Kingdom	—	8.7
Canada	—	1.5
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2022 and December 31, 2021:

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 17, 2023	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,457	$3,045	$2,972	$73
Total					$3,045	$2,972	$73

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		For the Years Ended December 31,
	Statement Location	2022	2021	2020
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$14	$(287)	$(258)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	353	488	(681)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$367	$201	$(939)

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2022 and December 31, 2021:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	JP Morgan Chase Bank, N.A.	$73	$—	$—	$73
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$13,879	$25,149	$39,028
Senior secured loans - second lien	—	1,126	—	1,126
Senior secured bonds	—	—	102	102
Total senior debt	$—	$15,005	$25,251	$40,256
Equity and other	—	—	385	385
Total investments	$—	$15,005	$25,636	$40,641
Percentage	0.0%	36.9%	63.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$73	$—	$73

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)

Notes to Consolidated Financial Statements

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2022 and December 31, 2021:

December 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$24,740	Yield analysis	Yield	12.52%	1.01% - 16.04%	Decrease
Equity/Other	$79	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$276	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$25,095
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $0.5 million.
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
(6)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements

December 31, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$61,459	Yield analysis	Yield	7.30%	4.49% - 12.89%	Decrease
	$914	Transacted value	Potential Transaction	200.00	200.00	Increase
		Discounted cash flow	EBITDA multiple	11.0x	11.0x	Increase
Senior Secured Loans - Second Lien	$11,023	Yield analysis	Yield	8.97%	8.25% - 9.60%	Decrease
Equity/Other	$476	Transacted value	Potential Transaction	50.00%	50.00%	Increase
	$243	Market comparable	Cash Flow Multiple	3.0x	3.0x	Increase
		Market comparable	Oil production multiple (5)	22301x	22301x	Increase
		Market comparable	Oil reserve multiple (6)	10.1x	10.1x	Increase
	$51	Market comparable	EBITDA multiple	21.5x	21.5x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$6	Discounted cash flow	Discount Rate	25.00%	25.00%	Decrease
		Discounted cash flow	Terminal EBITDA Multiple	5.8x	5.8x	Increase
	$121	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$74,293
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

Notes to Consolidated Financial Statements

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	2,664	—	—	—	2,664
Sales and repayments (2)	(40,993)	(10,745)	(410)	(2,586)	(54,734)
Net realized gains (losses) (3)	5	(318)	5	2,540	2,232
Net change in unrealized appreciation (depreciation) on investments (4)	(1,749)	(1,155)	417	(501)	(2,988)
Net discount accretion	170	29	—	—	199
Transfers into Level 3 (5)	4,893	2,697	90	35	7,715
Transfers out of Level 3 (6)	(4,502)	(5,018)	—	—	(9,520)
Fair value balance as of December 31, 2022	$25,149	$—	$102	$385	$25,636
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2022	$(473)	$—	$309	$(152)	$(316)
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
(5)For the year ended December 31, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the year ended December 31, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2022	2021	2020
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$2,047	$4,526	$6,247
Guggenheim	Administrative Services Agreement - expense reimbursement	436	352	644
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	10	25	35
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
(2)As of December 31, 2022, December 31, 2021 and December 31, 2020, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Notes to Consolidated Financial Statements

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2022, management believes that the risk of incurring any losses for such indemnifications is remote.
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
On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. On September 30, 2022, Hamilton was dissolved.
The components of the Master Fund's interest expense and other financing costs for years ended December 31, 2022, December 31, 2021 and December 31, 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$—	$1,999	$5,182
Unused/undrawn fees	—	124	186
Amortization of deferred financing costs	—	757	381
Total interest expense and other financing costs	$—	$2,880	$5,749
Average borrowings	$—	$73,562	$155,907

Weighted average interest rate (1)	—%	2.85%	3.39%
Amortized financing costs	—%	1.01%	0.24%
Total borrowing cost	—%	3.86%	3.63%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2022 and December 31, 2021, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2022		December 31, 2021
Aceto Chemical (Revolver)	$—		$800
Alexander Mann Solutions (Revolver) (2)	—		446
Allvue Systems (Revolver)	26		3
Apptio, Inc. (Revolver)	131		196
Galls LLC (Revolver)	170		268
Hersha Hospitality Management (Delayed Draw)	—		1,106
Polyvision Corp. (Revolver)	5		189
PSI Services LLC (Revolver)	—	(3)	—	(3)
Seal For Life Industries US LLC (Revolver)	—		412
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$625		$3,713
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the December 31, 2022 and December 31, 2021 exchange rates, respectively.
(3)Amount is less than $1,000.

Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$6.15	$7.56	$7.78	$8.09	$8.52
Net investment income (1)	0.20	0.31	0.50	0.63	0.64
Net realized gains (losses) (1)	(0.01)	(0.07)	(0.09)	(0.25)	0.24
Net change in unrealized appreciation (depreciation) (2)	(0.24)	0.61	(0.14)	(0.09)	(0.47)
Net increase (decrease) resulting from operations	(0.05)	0.85	0.27	0.29	0.41
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.20)	(0.33)	(0.49)	(0.59)	(0.63)
Distributions from realized gains	—	—	—	(0.01)	(0.21)
Distribution in excess of net investment income	(3.51)	(1.93)	—	—	—
Net decrease resulting from distributions	(3.71)	(2.26)	(0.49)	(0.60)	(0.84)
Net asset value, end of year	$2.39	$6.15	$7.56	$7.78	$8.09

INVESTMENT RETURNS
Total investment return (4)	(1.82)%	11.55%	4.12%	3.55%	4.87%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$61,273	$157,280	$198,725	$211,197	$236,232
Average net assets (5)	$115,491	$183,380	$197,248	$229,144	$247,249
Common Shares outstanding, end of year	25,594,125	25,594,125	26,272,618	27,157,534	29,195,002
Weighted average Common Shares outstanding	25,594,125	25,729,824	27,139,732	28,730,579	29,163,651

Ratios-to-average net assets: (5)
Total expenses	3.30%	5.06%	7.3%	7.87%	6.55%
Net investment income	4.46%	4.34%	6.87%	7.88%	7.51%

Average outstanding borrowings (5)	$—	$73,562	$155,907	$160,312	$150,000
Portfolio turnover rate (5) (6)	5%	2%	19%	20%	49%
Asset coverage ratio (7)	—	—	2.53	2.23	2.57
_______________
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2022, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
August 22	August 24	0.78000	0.78000	19,963
October 25	October 28	0.78000	0.78000	19,963
December 19	December 20	0.59000	0.59000	15,101
			$3.71000	$94,954

For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
November 1	November 3	0.20000	0.20000	5,116
			$2.25821	$57,863

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
October 5, 12, 19, 26, November 2	November 3	0.00850	0.04250	1,148
November 9, 16, 23, 30	December 2	0.00561	0.02244	606
December 23	December 24	0.01903	0.01903	500
			$0.49267	$13,381
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

Notes to Consolidated Financial Statements

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2022	2021	2020
Undistributed net investment income	$(1,848)	$960	$(2,650)
Accumulated realized gains (losses)	1,848	(960)	2,650
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Net realized losses	178	1,907	2,455
Net change in unrealized (appreciation) depreciation	6,022	(15,654)	3,661
Other book-tax difference	286	52	(186)
Total taxable income and gains available for distributions	$5,433	$8,001	$13,374
The Master Fund did not incur U.S. federal excise tax for the calendar years ended December 31, 2021 and December 31, 2020 and the Master Fund does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2022. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2022	2021	2020
Ordinary income (including short-term capital gains)	$5,433	$8,698	$13,381
Return of Capital Distribution	89,521	49,165	—
Total distributions	$94,954	$57,863	$13,381
Distributions as a percentage of taxable income and gains available for distributions (2)	1,748%	723%	100%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).
(2)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2022 and December 31, 2021, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2022	2021
Undistributed capital losses	$(7,404)	$(9,138)
Unrealized loss	(9,330)	(2,491)
Other temporary adjustments	(121)	(137)
Total accumulated (loss), net	$(16,855)	$(11,766)
Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2022, the Master Fund incurred $(7,404) of long-term capital losses.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are presented below:

Notes to Consolidated Financial Statements

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$1,759	$1,925	$2,119	$3,155
Net investment income	1,194	922	979	2,052
Net realized and unrealized gains (losses)	(2,859)	(889)	(2,893)	441
Net increase (decrease) in net assets resulting from operations	(1,665)	33	(1,914)	2,493
Net assets	61,273	98,002	117,932	139,809
Total investment income per Common Share - basic and diluted	0.07	0.08	0.08	0.12
Net investment income per Common Share - basic and diluted	0.05	0.04	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	—	(0.07)	0.10
Net asset value per Common Share at end of quarter	2.39	3.83	4.61	5.46

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$2,890	$3,808	$5,380	$5,144
Net investment income	1,225	1,688	2,790	2,246
Net realized and unrealized gains (losses)	(129)	(4)	6,184	7,696
Net increase in net assets resulting from operations	1,096	1,684	8,974	9,942
Net assets	157,280	161,300	184,699	200,808
Total investment income per Common Share - basic and diluted	0.11	0.15	0.21	0.20
Net investment income per Common Share - basic and diluted	0.05	0.07	0.11	0.09
Earnings per Common Share - basic and diluted	0.04	0.07	0.35	0.38
Net asset value per Common Share at end of quarter	6.15	6.30	7.22	7.85

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,952	$6,696	$7,196	$8,113
Net investment income	2,640	3,306	3,615	3,999
Net realized and unrealized gains (losses)	7,561	6,380	13,732	(33,789)
Net increase (decrease) in net assets resulting from operations	10,201	9,686	17,347	(29,790)
Net assets	198,725	196,382	188,731	176,846
Total investment income per Common Share - basic and diluted	0.22	0.25	0.27	0.29
Net investment income per Common Share - basic and diluted	0.10	0.12	0.13	0.15
Earnings (loss) per Common Share - basic and diluted	0.38	0.36	0.64	(1.08)
Net asset value per Common Share at end of quarter	7.56	7.27	7.04	6.53

Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
On March 13, 2023, the Master Fund announced that John Palmer tendered his resignation as President of the Master Fund to pursue other opportunities effective as of March 31, 2023. Mr. Palmer’s decision to resign is not the result of any disagreement with the Master Fund, its advisor or their affiliates regarding their operations, policies, practices or otherwise.
On March 13, 2023, the Board of Trustees appointed Matthew Bloom as President of the Master Fund effective as of March 31, 2023. Mr. Bloom will continue to hold the positions of Chairman of the Board of Trustees and Chief Executive Officer of the Master Fund.
Mr. Bloom is a Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group, and has been with Guggenheim Partners since 2006. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities and serves as Chairman and CEO of Guggenheim Credit Income Fund. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the Consumer, Financial, Food, Gaming, Industrials, Retail, Services & Transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers & Acquisitions and Banking & Institutional Investing groups. Mr. Bloom received his B.S. from University of Florida and his J.D. from Columbia University School of Law.
On March 13, 2023 the Board of Trustees approved the Master Fund’s liquidating distribution of $0.68 per share of common shares. The distribution will be recorded on March 20, 2023 and paid in cash to the investors on March 21, 2023.