Form 10-Q
period 2023-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2023-05-15
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01091

GUGGENHEIM CREDIT INCOME FUND 2019

(Exact name of registrant as specified in its charter)

Delaware	47-2009064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 739-0700

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [   ]    No  [X]

The number of the Registrant's common shares outstanding as of May 15, 2023 was 1,736,284.

GUGGENHEIM CREDIT INCOME FUND 2019 INDEX

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Guggenheim Credit Income Fund - 2019

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Investment in Guggenheim Credit Income Fund (''GCIF'') (5,046,351 shares purchased at a cost of $11,231,362 and 5,046,351 shares purchased at a cost of $14,809,703, respectively)	$8,728,786	$12,081,088
Cash	940,080	990,500
Total assets	9,668,866	13,071,588

Liabilities
Payable to related parties	9,887	10,877
Accrued professional services fees	69,363	104,636
Accounts payable, accrued expenses and other liabilities	19,479	30,529
Total liabilities	98,729	146,042
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$9,570,137	$12,925,546

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	13,412,596	16,750,502
Accumulated loss, net of distributions	(3,844,196)	(3,826,693)
Total net assets	$9,570,137	$12,925,546
Net asset value per Common Share (NAV)	$5.51	$7.44

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Investment Income
Dividends from investment in GCIF	$84,376	$430,931
Other income	13,047	—
Total investment income	97,423	430,931

Operating Expenses (1)
Administrative services	3,629	3,629
Related party reimbursements	9,887	28,136
Trustees fees	740	740
Professional services fees	(31,187)	31,261
Transfer agent fees	26,751	25,970
Other expenses	—	4,294
Total operating expenses	9,820	94,030
Net expenses (reimbursements)	9,820	94,030
Net investment income	87,603	336,901

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	(5,159)	60,541
Net realized and unrealized gains (losses)	(5,159)	60,541
Net increase in net assets resulting from operations	$82,444	$397,442

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.05	$0.19
Earnings per Common Share outstanding - basic and diluted	$0.05	$0.23
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284
Distributions per Common Share outstanding	$1.98	$2.27

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2022	1,736,284	$1,737	$16,750,502	$(3,826,693)	$12,925,546
Operations:
Net investment income	—	—	—	87,603	87,603
Net change in unrealized depreciation from investment in GCIF	—	—	—	(5,159)	(5,159)
Net increase in net assets resulting from operations	—	—	—	82,444	82,444
Shareholder distributions:
Distributions from earnings	—	—	—	(99,947)	(99,947)
Distributions representing a return of capital	—	—	(3,337,906)	—	(3,337,906)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,337,906)	(99,947)	(3,437,853)
Net decrease for the period	—	—	(3,337,906)	(17,503)	(3,355,409)
Balance at March 31, 2023	1,736,284	$1,737	$13,412,596	$(3,844,196)	$9,570,137

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Earnings (Loss), net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	336,901	336,901
Net change in unrealized appreciation from investment in GCIF	—	—	—	60,541	60,541
Net increase in net assets resulting from operations	—	—	—	397,442	397,442
Shareholder distributions:
Distributions from earnings	—	—	—	(371,657)	(371,657)
Distributions representing a return of capital	—	—	(3,569,708)	—	(3,569,708)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,569,708)	(371,657)	(3,941,365)
Net increase (decrease) for the period	—	—	(3,569,708)	25,785	(3,543,923)
Balance at March 31, 2022	1,736,284	$1,737	$30,984,864	$(2,347,825)	$28,638,776

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net increase in net assets resulting from operations	$82,444	$397,442
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distributions	3,347,142	3,505,223
Net change in unrealized (appreciation) depreciation from investment in GCIF	5,159	(60,541)
(Increase) decrease in operating liabilities:
Payable to related parties	(990)	(625)
Accrued professional services fees	(35,273)	17,466
Accounts payable, accrued expenses and other liabilities	(11,050)	(563)
Net cash provided by operating activities	3,387,432	3,858,402

Financing activities
Distributions paid	(3,437,853)	(3,941,365)
Net cash used in financing activities	(3,437,853)	(3,941,365)

Net decrease in cash	(50,421)	(82,963)
Cash, beginning of year	990,500	1,304,831
Cash, end of period	$940,079	$1,221,868

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

As of March 31, 2023, the Company owned 19.72% of the Master Fund's outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, open U.S. Federal and state income tax years include the tax years ended September 30, 2019 through September 30, 2022. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
March 31, 2023	5,046,351	5,046,351	5,046,351	$11,231,362	$8,728,786	91.2%
December 31, 2022	5,046,351	5,046,351	5,046,351	$14,809,703	$12,081,088	93.5%

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

Administrative Services Agreement

The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. To the extent that the Administrator outsources any of its functions, the Company may pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2023 and March 31, 2022:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2023	2022
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$9,887	$28,136

Notes to Financial Statements (Unaudited)

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2023 and December 31, 2022, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

The Company's Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2023 and (ii) the period commencing on July 31, 2015 (inception) through March 31, 2023, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2023		Inception through March 31, 2023
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders' distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03

Repurchase of Common Shares

The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2023:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Offer	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021 (2)	45,564	81,704	$1,902,868	$23.29	179.3%	4.48%
Total	45,564	81,704	$1,902,868		179.3%

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)	The Company filed a tender offer to purchase up to 45,564 Shares on February 1, 2021. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 2.0% of our then outstanding Shares, increasing the offer to 81,704 Shares. The Company repurchased 81,704 Shares which represents approximately 59% of all Shares that were validly tendered.

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Notes to Financial Statements (Unaudited)

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2023 and March 31, 2022:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2023
March 22	March 23	$1.98000	$1.98000	$3,437,853
			$1.98000	$3,437,853

For Fiscal Year 2022
February 3	February 7	$2.27000	$2.27000	$3,941,365
			$2.27000	$3,941,365

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.44	$18.54
Net investment income (1)	0.05	0.19
Net unrealized appreciation (depreciation) from investment in GCIF (2)	—	0.03
Net increase resulting from operations	0.05	0.22
Distributions to common shareholders
Distributions from net investment income (3)	(0.06)	(0.21)
Distributions representing return of capital (3)	(1.92)	(2.06)
Net decrease resulting from distributions	(1.98)	(2.27)
Net asset value, end of period	$5.51	$16.49

INVESTMENT RETURNS
Total investment return-net asset value (4)	0.64%	1.27%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$9,570,137	$28,638,776
Average net assets (5)	$12,144,668	$30,469,165
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,736,284
Ratios-to-average net assets: (5) (6)
Total operating expenses	(0.03)%	0.31%
Net expenses (reimbursements)	(0.03)%	0.31%
Net investment income	1.24%	1.11%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company's Common Shares in relation to fluctuating market values for the portfolio.

Notes to Financial Statements (Unaudited)

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2023, the Company estimated distributions to be composed mostly of net investment income. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2023 and March 31, 2022, were 0.96% and 0.74%, respectively.

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

For the Master Fund, as of May 15, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 15, 2023	$6.55	$6.89	$18.89
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	14	—	—
YTD Portfolio sales and repayments ($ in thousands)	$11,388	$—	$—
Cumulative Liquidating Distributions Declared through May 15, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through May 15, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$44,271	$29,760	$9,570
Net asset value per share at end of period	$1.73	$1.83	$5.51

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

The Master Fund primarily focused on the following range of investment types that may be available within the capital structure of portfolio companies:

●	Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

●	Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

●	Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.

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

The Master Fund acquires its portfolio investments through the following investment access channels:

●	Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

●	Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

On July 15, 2015, the staff of the SEC issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:

●	a Feeder Fund to operate as a BDC under the 1940 Act;

●	a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

●	the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.

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

Results of Operations

Operating results for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Total investment income	$97,423	$430,931
Net expenses (reimbursement)	9,820	94,030
Net investment income	87,603	336,901
Net change in unrealized appreciation (depreciation) from investment in GCIF	(5,159)	60,541
Net increase in net assets resulting from operations	$82,444	$397,442

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2023 and March 31, 2022.

Operating Expenses

Operating expenses consisted of the following major components for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Administrative services	$3,629	$3,629
Related party reimbursements	9,887	28,136
Trustees fees	740	740
Professional services fees	(31,187)	31,261
Transfer agent fees	26,751	25,970
Other expenses	—	4,294
Total operating expenses	9,820	94,030
Net expenses (reimbursement)	$9,820	$94,030

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

Net Realized Gains (Losses) from Investment

For the three months ended March 31, 2023 and 2022, we did not incur realized gains. During the three months ended March 31, 2023 and March 31, 2022, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three months ended March 31, 2023 and 2022, the total net change in unrealized appreciation on our investment in the Master Fund was $— million and $0.1 million, respectively. The decrease in net unrealized appreciation was primarily due to the decrease in the Master Fund's total assets.

Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022

For the three months ended March 31, 2023 and March 31, 2022, net cash provided by operating activities was $3.4 million and $3.9 million, respectively. For the three months ended March 31, 2023, distributions from the Master Fund were the primary source of cash. For the three months ended March 31, 2022, distributions from the Master Fund were the primary source of cash.

Net cash used in financing activities was $(3.4) million during the three months ended March 31, 2023, primarily represented by distributions paid of $(3.4). Net cash used in financing activities was $(3.9) million during the three months ended March 31, 2022, shareholder distributions of $(3.9) million was the primary use of cash.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2023, 99.9% of the Master Fund's debt investments (98.5% of total investments), or $33.7 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of March 31, 2023, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	$24	$0.01
+100 bps	60	0.03
+150 bps	95	0.05
+200 bps	132	0.08

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 15, 2023, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

Various social and political tensions around the world, including public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 15, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ James Howley
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