Form 10-Q
period 2023-09-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2023-11-09
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of the Registrant’s common shares outstanding as of November 9, 2023 was 1,736,284.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Guggenheim Credit Income Fund - 2019

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
Assets
Investment in Guggenheim Credit Income Fund (‘‘GCIF’’) (5,046,351 shares purchased at a cost of $9,555,142 and 5,046,351 shares purchased at a cost of $14,809,703, respectively)	$6,897,536	$12,081,088
Cash	799,569	990,500
Total assets	$7,697,105	$13,071,588

Liabilities
Payable to related parties	11,609	10,877
Accrued professional services fees	75,239	104,636
Accounts payable, accrued expenses and other liabilities	37,240	30,529
Total liabilities	124,088	146,042
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$7,573,017	$12,925,546

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	11,450,344	16,750,502
Accumulated loss, net of distributions	(3,879,064)	(3,826,693)
Total net assets	$7,573,017	$12,925,546
Net asset value per Common Share (NAV)	$4.36	$7.44

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Dividends from investment in GCIF	$—	$205,089	$145,035	$891,203
Total investment income	—	205,089	145,035	891,203

Operating Expenses (1)
Administrative services	3,709	3,709	11,007	11,007
Related party reimbursements	15,664	31,024	36,310	92,061
Trustees fees	756	756	2,244	2,244
Professional services fees	25,541	32,282	19,432	95,796
Transfer agent fees	27,766	26,604	81,951	78,586
Other expenses	27,538	4,391	17,775	13,342
Net expenses	100,974	98,766	168,719	293,036
Net investment income (loss)	(100,974)	106,323	(23,684)	598,167

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	184,717	(198,575)	71,009	(770,534)
Net realized and unrealized gains (losses)	184,717	(198,575)	71,009	(770,534)
Net increase (decrease) in net assets resulting from operations	$83,743	$(92,252)	$47,325	$(172,367)

Per Common Share information:
Net investment income (loss) per Common Share outstanding - basic and diluted	$(0.06)	$0.06	$(0.01)	$0.34
Earnings (losses) per Common Share outstanding - basic and diluted	$0.05	$(0.05)	$0.03	$(0.10)
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284	1,736,284	1,736,284
Distributions per Common Share outstanding	$—	$2.27	$3.11	$6.81

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2022	1,736,284	$1,737	$16,750,502	$(3,826,693)	$12,925,546
Operations:
Net investment income	—	—	—	87,603	87,603
Net change in unrealized depreciation from investment in GCIF	—	—	—	(5,159)	(5,159)
Net increase in net assets resulting from operations	—	—	—	82,444	82,444
Shareholder distributions:
Distributions from earnings	—	—	—	(99,947)	(99,947)
Distributions representing a return of capital	—	—	(3,337,906)	—	(3,337,906)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,337,906)	(99,947)	(3,437,853)
Net decrease for the period	—	—	(3,337,906)	(17,503)	(3,355,409)
Balance at March 31, 2023	1,736,284	$1,737	$13,412,596	$(3,844,196)	$9,570,137
Operations:
Net investment loss	—	—	—	(10,313)	(10,313)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(108,549)	(108,549)
Net decrease in net assets resulting from operations	—	—	—	(118,862)	(118,862)
Shareholder distributions:
Distributions from earnings	—	—	—	251	251
Distributions representing a return of capital	—	—	(1,962,252)	—	(1,962,252)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	(1,962,252)	251	(1,962,001)
Net decrease for the period	—	—	(1,962,252)	(118,611)	(2,080,863)
Balance at June 30, 2023	1,736,284	1,737	11,450,344	(3,962,807)	$7,489,274
Operations:
Net investment loss	—	—	—	(100,974)	(100,974)
Net change in unrealized appreciation from investment in GCIF	—	—	—	184,717	184,717
Net increase in net assets resulting from operations	—	—	—	83,743	83,743
Shareholder distributions:
Distributions from earnings	—	—	—	—	—
Distributions representing a return of capital	—	—	—	—	—
Net decrease in net assets resulting from shareholder distributions	—	—	—	—	—
Net increase for the period	—	—	—	83,743	83,743
Balance at September 30, 2023	1,736,284	1,737	11,450,344	(3,879,064)	$7,573,017

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	336,901	336,901
Net change in unrealized appreciation from investment in GCIF	—	—	—	60,541	60,541
Net increase in net assets resulting from operations	—	—	—	397,442	397,442
Shareholder distributions:
Distributions from earnings	—	—	—	(371,657)	(371,657)
Distributions representing a return of capital	—	—	(3,569,708)	—	(3,569,708)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,569,708)	(371,657)	(3,941,365)
Net increase (decrease) for the period	—	—	(3,569,708)	25,785	(3,543,923)
Balance at March 31, 2022	1,736,284	$1,737	$30,984,864	$(2,347,825)	$28,638,776
Operations:
Net investment income	—	—	—	154,943	154,943
Net change in unrealized depreciation from investment in GCIF	—	—	—	(632,500)	(632,500)
Net decrease in net assets resulting from operations	—	—	—	(477,557)	(477,557)
Shareholder distributions:
Distributions from earnings	—	—	—	(297,310)	(297,310)
Distributions representing a return of capital	—	—	(3,644,055)	—	(3,644,055)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,644,055)	(297,310)	(3,941,365)
Net decrease for the period	—	—	(3,644,055)	(774,867)	(4,418,922)
Balance at June 30, 2022	1,736,284	$1,737	$27,340,809	$(3,122,692)	$24,219,854
Operations:
Net investment income	—	—	—	106,323	106,323
Net change in unrealized depreciation from investment in GCIF	—	—	—	(198,575)	(198,575)
Net decrease in net assets resulting from operations	—	—	—	(92,252)	(92,252)
Shareholder distributions:
Distributions from earnings	—	—	—	(106,323)	(106,323)
Distributions representing a return of capital	—	—	(3,835,042)	—	(3,835,042)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,835,042)	(106,323)	(3,941,365)
Net decrease for the period	—	—	(3,835,042)	(198,575)	(4,033,617)
Balance at September 30, 2022	1,736,284	$1,737	$23,505,767	$(3,321,267)	$20,186,237

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$47,325	$(172,367)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distributions	5,254,561	10,917,258
Net change in unrealized appreciation (depreciation) from investment in GCIF	(71,009)	770,534
(Increase) decrease in operating liabilities:
Payable to related parties	732	19,624
Accrued professional services fees	(29,397)	33,444
Accounts payable, accrued expenses and other liabilities	6,711	(66)
Net cash provided by operating activities	5,208,923	11,568,427

Financing activities
Distributions paid	(5,399,854)	(11,824,095)
Net cash used in financing activities	(5,399,854)	(11,824,095)

Net decrease in cash	(190,931)	(255,668)
Cash, beginning of period	990,500	1,304,831
Cash, end of period	$799,569	$1,049,163

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

As of September 30, 2023, the Company owned 19.72% of the Master Fund’s outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2023, open U.S. Federal and state income tax years include the tax years ended September 30, 2020 through September 30, 2023. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
September 30, 2023	5,046,351	5,046,351	5,046,351	$9,555,143	$6,897,536	91.1%
December 31, 2022	5,046,351	5,046,351	5,046,351	$14,809,703	$12,081,088	93.5%

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

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2023 and September 30, 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2023	2022	2023	2022
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$15,664	$31,024	$36,310	$92,061

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

The Company’s Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company’s Public Offerings and reinvestment of distributions for (i) nine months ended September 30, 2023 and (ii) the period commencing on July 31, 2015 (inception) through September 30, 2023, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Nine Months Ended September 30, 2023		Inception through September 30, 2023
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offerings	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offerings	—	—	1,959,348	49,268,519
Reinvestment of shareholders’ distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares

The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended September 30, 2023:

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

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the three and nine months ended September 30, 2023 and September 30, 2022:

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

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.44	$18.54
Net investment income (loss) (1)	(0.01)	0.34
Net unrealized appreciation (depreciation) from investment in GCIF (2)	0.04	(0.44)
Net increase (decrease) resulting from operations	0.03	(0.10)
Distributions to common shareholders
Distributions from net investment income (3)	(0.06)	(0.45)
Distributions representing return of capital (3)	(3.05)	(6.36)
Net decrease resulting from distributions	(3.11)	(6.81)
Net asset value, end of period	$4.36	$11.63

INVESTMENT RETURNS
Total investment return-net asset value (4)	0.50%	(1.14)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$7,573,017	$20,186,237
Average net assets (5)	$9,777,343	$26,408,789
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,736,284
Ratios-to-average net assets: (5) (6)
Total operating expenses	1.73%	1.11%
Net expenses	1.73%	1.11%
Net investment income (loss)	(0.24)%	2.27%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2023, the Company estimated distributions to be composed mostly of net investment income. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the nine months ended September 30, 2023 and September 30, 2022, were 3.60% and 2.52%, respectively.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements, except for the one below.

On September 27, 2023 the Board of Trustees approved the Company’s liquidating distribution of $0.84 per share of common shares. The distribution was recorded on October 5, 2023 and paid in cash to the investors on October 6, 2023.

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

For the Master Fund, as of November 9, 2023, over 95% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through November 9, 2023	$7.23	$7.60	$20.86
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	10	—	—
YTD Portfolio sales and repayments ($ in thousands)	$27,070	$—	$—
Cumulative Liquidating Distributions Declared through November 9, 2023 ($ in thousands)	$(185,046)	$(123,859)	$(36,219)
Percentage of December 31, 2020 NAV Declared through November 9, 2023	95.60%	95.20%	92.00%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$34,982	$23,259	$7,573
Net asset value per share at end of period	$1.37	$1.43	$4.36

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

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$—	$205,089	$145,035	$891,203
Net expenses	100,974	98,766	168,719	293,036
Net investment income	(100,974)	106,323	(23,684)	598,167
Net change in unrealized appreciation (depreciation) from investment in GCIF	184,717	(198,575)	71,009	(770,534)
Net increase (decrease) in net assets resulting from operations	$83,743	$(92,252)	$47,325	$(172,367)

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2023 and September 30, 2022.

Operating Expenses

Operating expenses consisted of the following major components for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Administrative services	$3,709	$3,709	$11,007	$11,007
Related party reimbursements	15,664	31,024	36,310	92,061
Trustees fees	756	756	2,244	2,244
Professional services fees	25,541	32,282	19,432	95,796
Transfer agent fees	27,766	26,604	81,951	78,586
Other expenses	27,538	4,391	17,775	13,342
Net expenses	$100,974	$98,766	$168,719	$293,036

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

Net Realized Gains (Losses) from Investment

For the three and nine months ended September 30, 2023 and September 30, 2022, we did not incur realized gains. During the three and nine months ended September 30, 2023 and September 30, 2022, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three and nine months ended September 30, 2023, the total net change in unrealized appreciation on our investment in the Master Fund was $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.2) million and $(0.8) million, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2023 was primarily due to the decrease in the Master Fund’s total assets.

Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022

For the nine months ended September 30, 2023 and September 30, 2022, net cash provided by operating activities was $5.2 million and $11.6 million, respectively. For the nine months ended September 30, 2023, distributions from the Master Fund were the primary source of cash. For the nine months ended September 30, 2022, distributions from the Master Fund were the primary source of cash.

Net cash used in financing activities was $(5.4) million during the nine months ended September 30, 2023, primarily represented by distributions paid of $(5.4). Net cash used in financing activities was $(11.8) million during the nine months ended September 30, 2022, shareholder distributions of $(11.8) million was the primary use of cash.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2023, 99.9% of the Master Fund’s debt investments (97.9% of total investments), or $23.4 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of September 30, 2023, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	$8	$—
+100 bps	24	0.01
+150 bps	42	0.02
+200 bps	59	0.03

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 9, 2023, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

GUGGENHEIM CREDIT INCOME FUND 2019

Date: November 9, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant’s registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 99(a)(4) filed with the Registrant’s Form N-2 (File No. 814-01091) as filed March 29, 2018.)

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant’s registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1	Administrative Services Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among Guggenheim Credit Income Fund 2016 T, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.4 filed with Registrant’s Form 8-K (File No. 814-01091) on August 16, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund’s Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2023 (Filed herewith.)