Form 10-Q
period 2024-03-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2024-05-10
CIK 1618696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s common shares outstanding as of May 10, 2024 was 1,736,284.

GUGGENHEIM CREDIT INCOME FUND 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the “Master Fund”) and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2023, that was filed on March 22, 2024. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2023, that was filed on March 22, 2024. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Guggenheim Credit Income Fund - 2019

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in Guggenheim Credit Income Fund (‘‘GCIF’’) (5,046,351 shares purchased at a cost of $8,258,643 and 5,046,351 shares purchased at a cost of $8,258,643, respectively)	$5,604,508	$5,476,803
Cash	625,936	706,284
Total assets	$6,230,444	$6,183,087

Liabilities
Payable to related parties	11,365	11,458
Accrued professional services fees	42,055	50,287
Accounts payable, accrued expenses and other liabilities	20,396	24,361
Total liabilities	73,816	86,106
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$6,156,628	$6,096,981

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	10,092,686	10,092,686
Accumulated loss, net of distributions	(3,937,795)	(3,997,442)
Total net assets	$6,156,628	$6,096,981
Net asset value per Common Share (NAV)	$3.55	$3.51

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Investment Income
Dividends from investment in GCIF	$—	$84,376
Other income	—	13,047
Total investment income	—	97,423

Operating Expenses (1)
Administrative services	3,750	3,629
Related party reimbursements	11,365	9,887
Trustees fees	748	740
Professional services fees	18,650	(31,187)
Transfer agent fees	27,459	26,751
Other expenses	6,086	—
Net expenses	68,058	9,820
Net investment income (loss)	(68,058)	87,603

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	127,705	(5,159)
Net realized and unrealized gains (losses)	127,705	(5,159)
Net increase in net assets resulting from operations	$59,647	$82,444

Per Common Share information:
Net investment income (loss) per Common Share outstanding - basic and diluted	$(0.04)	$0.05
Earnings per Common Share outstanding - basic and diluted	$0.03	$0.05
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284
Distributions per Common Share outstanding	$—	$1.98

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2023	1,736,284	$1,737	$10,092,686	$(3,997,442)	$6,096,981
Operations:
Net investment loss	—	—	—	(68,058)	(68,058)
Net change in unrealized appreciation from investment in GCIF	—	—	—	127,705	127,705
Net increase in net assets resulting from operations	—	—	—	59,647	59,647
Net increase for the period	—	—	—	59,647	59,647
Balance at March 31, 2024	1,736,284	$1,737	$10,092,686	$(3,937,795)	$6,156,628

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2022	1,736,284	1,737	16,750,502	(3,826,693)	12,925,546
Operations:
Net investment income	—	—	—	87,603	87,603
Net change in unrealized depreciation from investment in GCIF	—	—	—	(5,159)	(5,159)
Net increase in net assets resulting from operations	—	—	—	82,444	82,444
Shareholder distributions:
Distributions from earnings	—	—	—	(99,947)	(99,947)
Distributions representing a return of capital	—	—	(3,337,906)	—	(3,337,906)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,337,906)	(99,947)	(3,437,853)
Net decrease for the period	—	—	(3,337,906)	(17,503)	(3,355,409)
Balance at March 2023	1,736,284	$1,737	$13,412,596	$(3,844,196)	$9,570,137

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net increase in net assets resulting from operations	$59,647	$82,444
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Proceeds from liquidation distributions	—	3,347,142
Net change in unrealized (appreciation) depreciation from investment in GCIF	(127,705)	5,159
Increase (decrease) in operating liabilities:
Payable to related parties	(93)	(990)
Accrued professional services fees	(8,231)	(35,273)
Accounts payable, accrued expenses and other liabilities	(3,966)	(11,050)
Net cash provided by (used in) operating activities	(80,348)	3,387,432

Financing activities
Distributions paid	—	(3,437,853)
Net cash provided by (used in) financing activities	—	(3,437,853)

Net decrease in cash	(80,348)	(50,421)
Cash, beginning of period	706,284	990,500
Cash, end of period	$625,936	$940,079

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

As of March 31, 2024, the Company owned 19.72% of the Master Fund’s outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2024, open U.S. Federal and state income tax years include the tax years ended September 30, 2020 through September 30, 2023. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
March 31, 2024	5,046,351	5,046,351	5,046,351	$8,258,643	$5,604,508	91.0%
December 31, 2023	5,046,351	5,046,351	5,046,351	$8,258,643	$5,476,803	89.8%

Restricted Securities

The Master Fund does not currently intend to list its common shares on any securities exchange, and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company’s ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are “restricted securities” and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund’s consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund’s shareholder may, at the Master Fund’s option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund’s common shares may be made except by registration of the transfer on the Master Fund’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2024 and March 31, 2023:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2024	2023
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$11,365	$9,887

Notes to Financial Statements (Unaudited)

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2024 and December 31, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company’s Public Offerings and reinvestment of distributions for (i) the three months ended March 31, 2024 and (ii) the period commencing on July 31, 2015 (inception) through March 31, 2024, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Three Months Ended March 31, 2024		Inception through March 31, 2024
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offering	—	—	1,959,348	49,268,519
Reinvestment of shareholders’ distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03

Repurchase of Common Shares

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2024 and March 31, 2023:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2023
March 22	March 23	$1.98000	$1.98000	$3,437,853
			$1.98000	$3,437,853

There were no distributions declared during the three months ended March 31, 2024.

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$3.51	$7.44
Net investment income (loss) (1)	(0.04)	0.05
Net unrealized appreciation from investment in GCIF (2)	0.08	—
Net increase resulting from operations	0.04	0.05
Distributions to common shareholders
Distributions from net investment income (3)	—	(0.06)
Distributions representing return of capital (3)	—	(1.92)
Net decrease resulting from distributions	—	(1.98)
Net asset value, end of period	$3.55	$5.51

INVESTMENT RETURNS
Total investment return-net asset value (4)	0.98%	0.64%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$6,156,628	$9,570,137
Average net assets (5)	$6,136,438	$12,144,668
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,736,284
Ratios-to-average net assets: (5) (6)
Total operating expenses	1.11%	(0.03)%
Net expenses (reimbursements)	1.11%	(0.03)%
Net investment income (loss)	(1.11)%	1.24%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

Notes to Financial Statements (Unaudited)

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the first three months ended March 31, 2024 and March 31, 2023, were 1.85% and 0.96% respectively.

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

For the Master Fund, as of May 10, 2024, over 95% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 10, 2024	$7.23	$7.60	$20.86
Number of Portfolio Companies at beginning of year	10	—	—
Number of Portfolio Companies at end of period	9	—	—
YTD Portfolio sales and repayments ($ in thousands)	$7,827	$—	$—
Percentage of December 31, 2020 NAV Declared through May 10, 2024	95.60%	95.20%	92.00%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of period ($ in thousands)	$28,425	$18,706	$6,157
Net asset value per share at end of period	$1.11	$1.15	$3.55

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

Results of Operations

Operating results for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Total investment income	$—	$97,423
Net expenses	68,058	9,820
Net investment income (loss)	(68,058)	87,603
Net change in unrealized appreciation (depreciation) from investment in GCIF	127,705	(5,159)
Net increase in net assets resulting from operations	$59,647	$82,444

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2024 and March 31, 2023.

Operating Expenses

Operating expenses consisted of the following major components for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Administrative services	$3,750	$3,629
Related party reimbursements	11,365	9,887
Trustees fees	748	740
Professional services fees	18,650	(31,187)
Transfer agent fees	27,459	26,751
Other expenses	6,086	—
Net expenses	$68,058	$9,820

Related party reimbursements are comprised of the Company’s allocable share of administrative costs and expenses incurred by Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company’s share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company’s Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.

Offering costs pertains to the amortization of expenses related to issuance of common shares.

Net Realized Gains (Losses) from Investment

For the three months ended March 31, 2024 and March 31, 2023, we did not incur realized gains. During the three months ended March 31, 2024 and March 31, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three months ended March 31, 2024 and 2023, the total net change in unrealized appreciation on our investment in the Master Fund was $0.13 million and $—, respectively. The increase in net unrealized appreciation for the year ended March 31, 2024 was primarily due to the increase in the Master Fund’s total assets.

Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023

For the three months ended March 31, 2024 and March 31, 2023, net cash provided by operating activities was $(0.1) million and $3.4 million, respectively. For the three months ended March 31, 2023, distributions from the Master Fund were the primary source of cash.

Net cash used in financing activities was $0.0 million during the three months ended March 31, 2024. Net cash used in financing activities was $(3.4) million during the three months ended March 31, 2023, primarily represented by distributions paid of $(3.4) million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2024, 99.9% of the Master Fund’s debt investments (88.9% of total investments), or $14.9 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of March 31, 2024, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(18)	$(0.01)
+50 bps	18	0.01
+100 bps	36	0.02
+150 bps	54	0.03
+200 bps	72	0.04

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 10, 2024, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2024, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023.

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

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	May 10, 2024	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant’s registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01091) as filed October 23, 2017.)

3.4	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 99(a)(4) filed with the Registrant’s Form N-2 (File No. 814-01091) as filed March 29, 2018.)

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant’s registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1	Administrative Services Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among Guggenheim Credit Income Fund 2016 T, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.4 filed with Registrant’s Form 8-K (File No. 814-01091) on August 16, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Guggenheim Credit Income Fund’s Form 10-Q as filed on November 16, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2024 (Filed herewith.)