Form 10-Q
period 2024-09-30
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2024-11-13
CIK 1618696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of the Registrant’s common shares outstanding as of November 13, 2024 was 1,736,284.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Guggenheim Credit Income Fund - 2019

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in Guggenheim Credit Income Fund (’‘GCIF’’) (5,046,351 shares purchased at a cost of $5,332,305 and 5,046,351 shares purchased at a cost of $8,258,643, respectively)	$2,320,616	$5,476,803
Cash	493,371	706,284
Total assets	$2,813,987	$6,183,087

Liabilities
Payable to related parties	11,492	11,458
Accrued professional services fees	28,744	50,287
Accounts payable, accrued expenses and other liabilities	18,312	24,361
Total liabilities	58,548	86,106
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$2,755,439	$6,096,981

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	7,123,640	10,092,686
Accumulated loss, net of distributions	(4,369,938)	(3,997,442)
Total net assets	$2,755,439	$6,096,981
Net asset value per Common Share (NAV)	$1.59	$3.51

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Dividends from investment in GCIF	$15,534	$—	$50,693	$145,035
Total investment income	15,534	—	50,693	145,035

Operating Expenses (1)
Administrative services	3,749	3,709	11,249	11,007
Related party reimbursements	11,492	15,664	34,225	36,310
Trustees fees	756	756	2,252	2,244
Professional services fees	14,828	25,541	48,144	19,432
Transfer agent fees	27,289	27,766	82,734	81,951
Other expenses	3,967	27,538	15,052	17,775
Net expenses	62,081	100,974	193,656	168,719
Net investment losses	(46,547)	(100,974)	(142,963)	(23,684)

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	(196,449)	184,717	(229,533)	71,009
Net realized and unrealized losses	(196,449)	184,717	(229,533)	71,009
Net increase (decrease) in net assets resulting from operations	$(242,996)	$83,743	$(372,496)	$47,325

Per Common Share information:
Net investment losses per Common Share outstanding - basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.01)
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.14)	$0.05	$(0.21)	$0.03
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284	1,736,284	1,736,284
Distributions per Common Share outstanding	$1.71	$—	$1.71	$3.11

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2023	1,736,284	$1,737	$10,092,686	$(3,997,442)	$6,096,981
Operations:
Net investment loss	—	—	—	(68,058)	(68,058)
Net change in unrealized appreciation from investment in GCIF	—	—	—	127,705	127,705
Net increase in net assets resulting from operations	—	—	—	59,647	59,647
Net increase for the period	—	—	—	59,647	59,647
Balance at March 31, 2024	1,736,284	$1,737	$10,092,686	$(3,937,795)	$6,156,628
Operations:
Net investment loss	—	—	—	(28,358)	(28,358)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(160,789)	(160,789)
Net decrease in net assets resulting from operations	—	—	—	(189,147)	(189,147)
Shareholder distributions:
Distributions representing a return of capital	—	—	(2,969,046)	—	(2,969,046)
Net decrease in net assets resulting from shareholder distributions	—	—	(2,969,046)	—	(2,969,225)
Net decrease for the period	—	—	(2,969,046)	(189,147)	(3,158,193)
Balance at June 30, 2024	1,736,284	$1,737	$7,123,640	$(4,126,942)	$2,998,435
Operations:
Net investment loss	—	—	—	(46,547)	(46,547)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(196,449)	(196,449)
Net decrease in net assets resulting from operations	—	—	—	(242,996)	(242,996)
Shareholder distributions:
Distributions from earnings	—	—	—	—	—
Distributions representing a return of capital	—	—	—	—	—
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—
Net decrease for the period	—	—	—	$(242,996)	$(242,996)
Balance at September 30, 2024	1,736,284	$1,737	$7,123,640	$(4,369,938)	$2,755,439

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2022	1,736,284	$1,737	$16,750,502	$(3,826,693)	$12,925,546
Operations:
Net investment income	—	—	—	87,603	87,603
Net change in unrealized depreciation from investment in GCIF	—	—	—	(5,159)	(5,159)
Net increase in net assets resulting from operations	—	—	—	82,444	82,444
Shareholder distributions:
Distributions from earnings	—	—	—	(99,947)	(99,947)
Distributions representing a return of capital	—	—	(3,337,906)	—	(3,337,906)
Net decrease in net assets resulting from shareholder distributions	—	—	(3,337,906)	(99,947)	(3,437,853)
Net decrease for the period	—	—	(3,337,906)	(17,503)	(3,355,409)
Balance at March 31, 2023	1,736,284	$1,737	$13,412,596	$(3,844,196)	$9,570,137
Operations:
Net investment loss	—	—	—	(10,313)	(10,313)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(108,549)	(108,549)
Net decrease in net assets resulting from operations	—	—	—	(118,862)	(118,862)
Shareholder distributions:
Distributions from earnings	—	—	—	251	251
Distributions representing a return of capital	—	—	(1,962,252)	—	(1,962,252)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	(1,962,252)	251	(1,962,001)
Net decrease for the period	—	—	(1,962,252)	(118,611)	(2,080,863)
Balance at June 30, 2023	1,736,284	$1,737	$11,450,344	$(3,962,807)	$7,489,274
Operations:
Net investment loss	—	—	—	(100,974)	(100,974)
Net change in unrealized appreciation from investment in GCIF	—	—	—	184,717	184,717
Net increase in net assets resulting from operations	—	—	—	83,743	83,743
Shareholder distributions:	—	—	—	—	—
Distributions from earnings	—	—	—	—	—
Distributions representing a return of capital	—	—	—	—	—
Net decrease in net assets resulting from shareholder distributions	—	—	—	—	—
Net decrease for the period	—	—	—	83,743	83,743
Balance at September 30, 2023	1,736,284	$1,737	$11,450,344	$(3,879,064)	$7,573,017

See Unaudited Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(372,496)	$47,325
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distributions	2,926,654	5,254,561
Net change in unrealized (appreciation) depreciation from investment in GCIF	229,532	(71,009)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(6,048)	732
Payable to related parties	34	(29,397)
Accrued professional services fees	(21,543)	6,711
Net cash provided by operating activities	2,756,133	5,208,923

Financing activities
Distributions paid	(2,969,046)	(5,399,854)
Net cash used in financing activities	(2,969,046)	(5,399,854)

Net decrease in cash	(212,913)	(190,931)
Cash, beginning of period	706,284	990,500
Cash, end of period	$493,371	$799,569

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

As of September 30, 2024, the Company owned 19.72% of the Master Fund’s outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, open U.S. Federal and state income tax years include the tax years ended September 30, 2021 through September 30, 2023. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
September 30, 2024	5,046,351	5,046,351	5,046,351	$5,332,305	$2,320,616	84.2%
December 31, 2023	5,046,351	5,046,351	5,046,351	$8,258,643	$5,476,803	89.8%

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three and nine months ended September 30, 2024 and September 30, 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2024	2023	2024	2023
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$11,492	$15,664	$34,225	$36,310

Notes to Financial Statements (Unaudited)

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2024 and December 31, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company’s Public Offerings and reinvestment of distributions for (i) the nine months ended September 30, 2024 and (ii) the period commencing on July 31, 2015 (inception) through September 30, 2024, including the event that the Initial Public Offering was suspended on August 23, 2017:

	Nine Months Ended September 30, 2024		Inception Through September 30, 2024
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offering	—	—	1,959,348	49,268,519
Reinvestment of shareholders’ distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03

Repurchase of Common Shares

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2024 and September 30, 2023:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2024
June 24	June 25	$1.71000	$1.71000	$2,969,046
			$1.71000	$2,969,046
For Fiscal Year 2023
March 22	March 23	$1.98000	$1.98000	$3,437,853
June 23	June 26	1.13000	1.13000	1,962,001
			$3.11000	$5,399,854

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$3.51	$7.44
Net investment income (loss) (1)	(0.08)	(0.01)
Net realized gains from investment in GCIF (1)	—	—
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.13)	0.04
Net increase (decrease) resulting from operations	(0.21)	0.03
Distributions to common shareholders
Distributions from net investment income (3)	—	(0.06)
Distributions representing return of capital (3)	(1.71)	(3.05)
Net decrease resulting from distributions	(1.71)	(3.11)
Net asset value, end of period	$1.59	$4.36

INVESTMENT RETURNS
Total investment return-net asset value (4)	(10.06)%	0.50%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$2,755,439	$7,573,017
Average net assets (5)	$4,815,385	$9,777,343
Common Shares outstanding, end of period	1,736,284	1,736,284
Weighted average Common Shares outstanding	1,736,284	1,736,284
Ratios-to-average net assets: (5) (6)
Total operating expenses	4.02%	1.73%
Net expenses	4.02%	1.73%
Net investment income (loss)	(2.97)%	(0.24)%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

Notes to Financial Statements (Unaudited)

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the nine months ended September 30, 2024 and September 30, 2023, were 1.20% and 3.60% respectively.

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

For the Master Fund, as of November 13, 2024, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through November 13, 2024	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	10	—	—
Number of Portfolio Companies at end of period	8	—	—
YTD Portfolio sales and repayments ($ in thousands)	$13,867	$—	$—
Percentage of December 31, 2020 NAV Declared through November 13, 2024	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of period ($ in thousands)	$11,769	$8,139	$2,755
Net asset value per share at end of period	$0.46	$0.50	$1.59

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$15,534	$—	$50,693	$145,035
Net expenses	62,081	100,974	193,656	168,719
Net investment income (loss)	(46,547)	(100,974)	(142,963)	(23,684)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(196,449)	184,717	(229,533)	71,009
Net increase (decrease) in net assets resulting from operations	$(242,996)	$83,743	$(372,496)	$47,325

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2024 and September 30, 2023.

Operating Expenses

Operating expenses consisted of the following major components for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Administrative services	$3,749	$3,709	$11,249	$11,007
Related party reimbursements	11,492	15,664	34,225	36,310
Trustees fees	756	756	2,252	2,244
Professional services fees	14,828	25,541	48,144	19,432
Transfer agent fees	27,289	27,766	82,734	81,951
Other expenses	3,967	27,538	15,052	17,775
Net expenses	$62,081	$100,974	$193,656	$168,719

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

Net Realized Gains (Losses) from Investment

For the three and nine months ended September 30, 2024 and September 30, 2023, we did not incur realized gains. During the three and nine months ended September 30, 2024 and September 30, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three and nine months ended September 30, 2024, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.20) million and $(0.23) million, respectively. For the three and nine months ended September 30, 2023, the total net change in unrealized depreciation on our investment in the Master Fund was $0.2 million and $0.1 million, respectively.

Cash Flows for the Six Months Ended September 30, 2024 and September 30, 2023

For the nine months ended September 30, 2024 and September 30, 2023, net cash provided by operating activities was $2.8 million and $5.2 million, respectively. During the nine months ended September 30, 2024, distributions from the Master Fund were the primary provider of cash. For the nine months ended September 30, 2023, distributions from the Master Fund were the primary provider of cash.

Net cash used in financing activities was $(3.0) million during the nine months ended September 30, 2024. Net cash used in financing activities was $(5.4) million during the nine months ended September 30, 2023. In 2024, the shareholder distributions of $(3.0) million were the primary use of cash. In 2023, the shareholder distributions of $(5.4) million were the primary use of cash.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash include (i) our shareholders’ reinvestment of their distributions, (ii) distributions, including capital gains, if any, received from our ownership of the Master Fund’s common shares, (iii) expense support payments pursuant to the Expense Support Agreement and (iv) the sale of our owned Master Fund shares in conjunction with its share repurchase program. Our primary uses of cash include (i) investment in the Master Fund’s common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders, (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.

We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund’s common shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2024, 99.5% of the Master Fund’s debt investments (98.1% of total investments), or $9.3 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of September 30, 2024, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(13.60)	$(0.01)
+50 bps	14	0.01
+100 bps	27	0.02
+150 bps	41	0.02
+200 bps	55	0.03

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 13, 2024, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Company’s share repurchase program has been suspended effective March 30, 2021.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2019

Date:	November 13, 2024	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ James Howley
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

