Form 10-K
period 2024-12-31
GUGGENHEIM CREDIT INCOME FUND 2019
filed 2025-03-31
CIK 1618696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The registrant has no active market for its common shares. As of December 31, 2024, non-affiliates held 1,736,824 of the outstanding common shares with an aggregate market value of $1.8 million based on a net asset value of $1.07 per common share.

The number of the Registrant’s common shares outstanding as of March 28, 2025 was 1,736,284.

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

For the Master Fund, as of March 28, 2025, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation.

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 28, 2025	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of Year	10	—	—
Number of Portfolio Companies at end of Year	7	—	—
YTD Portfolio sales and repayments ($ in thousands)	$14,171	$—	$—
Cumulative Liquidating Distributions Declared through March 28, 2025 ($ in thousands)	$(200,146)	$(133,148)	$(39,188)
Percentage of December 31, 2020 NAV Declared through March 28, 2025	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of Year ($ in thousands)	$7,536	$5,191	$1,851
Net asset value per share at end of Year	$0.29	$0.32	$1.07

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as RICs under Subchapter M of the Code. See Note 11. Subsequent Events for additional information.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

●	Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process.

●	Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

●	The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

●	Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.

●	A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

●	We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

●	We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.

●	Our investments in portfolio companies may be risky and we could lose all or part of our investment.

●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

●	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.

●	We will be exposed to risks associated with changes in interest rates.

●	Inflation has and may continue to adversely affect our business.

●	To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

●	Defaults by our portfolio companies will harm our operating results.

●	The lack of liquidity in our investments may adversely affect our business.

●	We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

●	To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.

●	The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

●	The Advisor will experience conflicts of interest in connection with the management of our business affairs.

●	The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

●	Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

●	We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

●	Our incentive fee may induce our Advisor to make speculative investments.

●	Our ability to enter into transactions with our affiliates will be restricted.

●	We may make investments that could give rise to a conflict of interest.

●	Failure to maintain our status as a BDC would reduce our operating flexibility.

●	If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

●	Investing in our Shares involves a high degree of risk.

●	We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.

●	Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.

●	We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.

●	Liquidation risk.

●	The net asset value of our Shares may fluctuate significantly.

●	We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

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

Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics;

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

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

We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

●	Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity, and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

●	Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount (“OID”). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

●	Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies (“EPCs”). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

●	Equity Investments. We expect to make selected equity investments in the common or preferred stock of a company. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

●	Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

●	Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

●	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

●	foreign currency devaluations that reduce the value of and returns on our foreign investments;

●	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

●	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

●	the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

●	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

●	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

●	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

●	deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

●	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments may have unreliable valuations because the accretion of OID as interest income requires judgments about its collectability.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	In the case of PIK “toggle” debt (debt for which the issuer may defer an interest payment by agreeing to pay an increased coupon in the future, provided that all deferred payments must be made by the instrument’s maturity), the PIK interest election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

●	The required recognition of OID and PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as such amount represent non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC.

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

We intend to invest primarily in privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies, including that they:

●	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

●	generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments;

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC or BDC status;

●	distributions that exceed our net investment income and net income as reported according to GAAP;

●	changes in earnings or variations in operating results;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income, or any increase in losses from levels expected by investors;

●	departure of our Advisor or certain of its key personnel;

●	general economic trends and other external factors; and

●	loss of a major funding source.

There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.

If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, or IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:

●	whether your investment is consistent with the applicable provisions of ERISA and the Code;

●	whether your investment will produce unrelated business taxable income to the benefit plan; and

●	your need to value the assets of the benefit plan annually.

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

Master Feeder Structure.

As we invest in the Master Fund, our realized losses on sales of shares of the Master Fund may be indefinitely or permanently deferred as “wash sales.“ Distributions of short-term capital gains by the Master Fund will be recognized as ordinary income by us and would not be offset by our capital loss carry-forwards, if any. Capital loss carry-forwards of the Master Fund, if any, would not offset our net capital gains.

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

Item 3. Legal Proceedings.

As of March 28, 2025, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Shareholders

As of March 28, 2025, we had 851 record holders of our Shares.

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

The average POP is $25.60 per Common Share and the average net proceeds per Common Share is $25.03 as of December 31, 2024, including proceeds from our distribution reinvestment plan. The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 31, 2015 (inception) through December 31, 2024:

	Inception through December 31, 2024
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

Unregistered Sale of Equity Securities

None.

Distributions

Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2024 December 31, 2023, and December 31, 2022:

	Cash Distributions Declared Per Share
Quarter	2024	2023	2022
First	$—	$1.98000	$2.27000
Second	1.71000	1.13000	2.27000
Third	—	—	2.27000
Fourth	—	0.84000	3.98000
Total	$1.71000	$3.95000	$10.79000

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2024, the distributions paid to shareholders were estimated to be comprised of taxable income (ordinary income and capital gains) and a return of capital for federal income tax purposes. In January 2025, a Form 1099-DIV was sent to our non-corporate shareholders which reported the amount and source allocations of our fiscal 2024 declared distributions.

Item 6. Selected Financial Data.

The following selected financial data (i) as of and for the year ended December 31, 2024, (ii) as of and for the year ended December 31, 2023, (iii) as of and for the year ended December 31, 2022, (iv) as of and for the year ended December 31, 2021 and (v) as of and for the year ended December 31, 2020 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Statements of operations data:
Dividends from investment in GCIF	$—	$312,652	$1,071,976	$1,686,293	$2,617,580
Operating expenses
Total operating expenses	263,175	228,985	315,147	369,324	538,905
Reimbursement of expense support	—	—	—	—	40,718
Less: Expense support from related parties	—	—	—	(93,663)	(636,794)
Net expenses (reimbursement)	263,175	228,985	315,147	275,661	(57,171)
Net investment income (loss)	(263,175)	83,667	756,829	1,410,632	2,674,751
Net realized gain from redemption of investment in GCIF	—	—	—	7,032	28,246
Long term loss distributions from investment in GCIF	—	—	—	(7,012)	—
Net change in unrealized appreciation (depreciation) from investment	(1,013,834)	(53,899)	(1,279,476)	2,626,462	(1,143,177)
Net increase (decrease) in net assets resulting from operations	$(1,277,009)	$29,768	$(522,647)	$4,037,114	$1,559,820
Per Share data:
Net Asset Value per Common Share	$1.07	$3.51	$7.44	$18.54	$22.67
Net investment income (loss) per Common Share outstanding - basic and diluted	$(0.15)	$0.05	$0.44	$0.81	$1.47
Earnings (loss) per Common Share - basic and diluted	$(0.74)	$0.02	$(0.30)	$2.30	$0.86
Distributions per Common Share	$1.71	$3.95	$10.80	$6.42	$1.52
Other data:
Total investment return-net price (1)	N/A	N/A	N/A	N/A	N/A
Total investment return-net asset value (2)	(39.58)%	0.22%	(2.98)%	10.40%	4.06%
Net investment activity for the period	$—	$—	$—	$1,902,878	$4,582,853
Statements of Assets and Liabilities data:
Total assets	$1,909,052	$6,183,087	$13,071,588	$32,315,383	$41,050,019
Total net assets	$1,850,926	$6,096,981	$12,925,546	$32,182,699	$40,955,678

(1)	Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 31, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized for the period from July 31, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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

For the Master Fund, as of March 28, 2025, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 28, 2025	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	10	—	—
Number of Portfolio Companies at end of year	7	—	—
YTD Portfolio sales and repayments ($ in thousands)	$14,171	$—	$—
Percentage of December 31, 2020 NAV Declared through March 28, 2025	103.40%	102.40%	99.60%
Net Assets at beginning of year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of year ($ in thousands)	$7,536	$5,191	$1,851
Net asset value per share at end of year	$0.29	$0.32	$1.07

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as RICs under Subchapter M of the Code. See Note 11. Subsequent Events for additional information.

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

Results of Operations

Operating results for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Total investment income	$—	$312,652	$1,071,976
Net expenses	263,175	228,985	315,147
Net investment income (loss)	(263,175)	83,667	756,829
Net change in unrealized depreciation from investment in GCIF	(1,013,834)	(53,899)	(1,279,476)
Net increase (decrease) in net assets resulting from operations	$(1,277,009)	$29,768	$(522,647)

Investment Income

Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

Operating Expenses

Operating expenses consisted of the following major components for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,
	2024	2023	2022
Administrative services	$14,999	$15,040	$15,358
Related party reimbursements	49,038	47,770	73,635
Trustees fees	3,009	936	3,000
Professional services fees	62,336	31,165	101,559
Transfer agent fees	111,017	110,263	103,837
Other expenses	22,776	23,811	17,758
Net expenses	$263,175	$228,985	$315,147

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

Net Realized Gains (Losses) from Investment

For the years ended December 31, 2024 and December 31, 2023, we did not incur realized gains. During the years ended December 31, 2024 and December 31, 2023, there were no distributions received from the Master Fund that were classified as long term gains. For the year ended December 31, 2022, we did not incur realized gains. In 2022, there were no distributions received from the Master Fund were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the year ended December 31, 2024, the total net change in unrealized depreciation on our investment in the Master Fund was $(1) million. The decrease in net unrealized appreciation for the year ended December 31, 2024 was primarily due to the decrease in the Master Fund’s total assets. For the year ended December 31, 2023, the total net change in unrealized appreciation on our investment in the Master Fund was $(0.1) million. The decrease in net unrealized appreciation for the year ended December 31, 2023 was primarily due to the decrease in the Master Fund’s total assets. For the year ended December 31, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(1.3) million. The decrease in net unrealized appreciation for the year ended December 31, 2022 was primarily due to the decrease in the Master Fund’s total assets..

Cash Flows for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 net cash provided by operating activities was $2.7 million, $6.6 million, and $18.4 million, respectively. For the year ended December 31, 2024, distributions from the Master Fund were the primary provider of cash. For the year ended ended December 31, 2023, distributions from the Master Fund were the primary provider of cash. For the year ended December 31, 2022, distributions from the Master Fund were the primary provider of cash.

Net cash used in financing activities was $2.9 million during the year ended December 31, 2024, primarily represented by distributions paid of $(2.9) million. Net cash used in financing activities was $(6.9) million during the year ended December 31, 2023, primarily represented by distributions paid of $(6.9) million. Net cash used in financing activities was $(18.7) million during the year ended December 31, 2022, primarily represented by distributions paid of $(18.7) million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and December 31, 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2024, 100% of the Master Fund’s debt investments (98.6% of total investments), or $7.2 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of December 31, 2024, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(10)	$(0.01)
+50 bps	10	0.01
+100 bps	21	0.01
+150 bps	31	0.02
+200 bps	41	0.02

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2019

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund 2019 (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New York, NY

March 28, 2025

Item 1. Financial Statements

Guggenheim Credit Income Fund - 2019

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Investment in Guggenheim Credit Income Fund (’‘GCIF’’) (5,046,351 shares purchased at a cost of $5,281,296 and 5,046,351 shares purchased at a cost of $8,259,316, respectively)	$1,485,620	$5,476,803
Cash	423,432	706,284
Total assets	$1,909,052	$6,183,087

Liabilities
Payable to related parties	—	11,458
Accrued professional services fees	38,175	50,287
Accounts payable, accrued expenses and other liabilities	19,951	24,361
Total liabilities	58,126	86,106
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$1,850,926	$6,096,981

Components of Net Assets:
Common Shares, $0.001 par value, 348,000,000 Common Shares authorized, 1,736,284 and 1,736,284 Common Shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	$1,737	$1,737
Paid-in-capital in excess of par value	6,981,929	10,092,686
Accumulated loss, net of distributions	(5,132,740)	(3,997,442)
Total net assets	$1,850,926	$6,096,981
Net asset value per Common Share (NAV)	$1.07	$3.51

See Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Dividends from investment in GCIF	$—	$312,652	$1,071,976
Total investment income	—	312,652	1,071,976

Operating Expenses (1)
Administrative services	14,999	15,040	15,358
Related party reimbursements	49,038	47,770	73,635
Trustees fees	3,009	936	3,000
Professional services fees	62,336	31,165	101,559
Transfer agent fees	111,017	110,263	103,837
Other expenses	22,776	23,811	17,758
Total operating expenses	263,175	228,985	315,147
Net expenses	263,175	228,985	315,147
Net investment income (loss)	(263,175)	83,667	756,829

Realized and unrealized gains (losses):
Net change in unrealized depreciation from investment in GCIF	(1,013,834)	(53,899)	(1,279,476)
Net realized and unrealized losses	(1,013,834)	(53,899)	(1,279,476)
Net increase (decrease) in net assets resulting from operations	$(1,277,009)	$29,768	$(522,647)

Per Common Share information:
Net investment gains (losses) per Common Share outstanding - basic and diluted	$(0.15)	$0.05	$0.44
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.74)	$0.02	$(0.30)
Weighted average Common Shares outstanding - basic and diluted	1,736,284	1,736,284	1,736,284
Distributions per Common Share outstanding	$1.71	$3.95	$10.80

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Notes to Financial Statements.

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2021	1,736,284	$1,737	$34,554,572	$(2,373,610)	$32,182,699
Operations:
Net investment income	—	—	—	756,829	756,829
Net change in unrealized depreciation from investment in GCIF	—	—	—	(1,279,476)	(1,279,476)
Net decrease in net assets resulting from operations	—	—	—	(522,647)	(522,647)
Shareholder distributions:
Distributions from earnings	—	—	—	(930,687)	(930,687)
Distributions representing a return of capital	—	—	(17,803,819)	—	(17,803,819)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,803,819)	(930,687)	(18,734,506)
Reclassifications of permanent book-to-tax differences	—	—	(251)	251	—
Net decrease for the year	—	—	(17,804,070)	(1,453,083)	(19,257,153)
Balance at December 31, 2022	1,736,284	$1,737	$16,750,502	$(3,826,693)	$12,925,546
Operations:
Net investment income	—	—	—	83,667	83,667
Net change in unrealized depreciation from investment in GCIF	—	—	—	(53,899)	(53,899)
Net increase in net assets resulting from operations	—	—	—	29,768	29,768
Shareholder distributions:
Distributions from earnings	—	—	—	(200,517)	(200,517)
Distributions representing a return of capital	—	—	(6,657,816)	—	(6,657,816)
Net decrease in net assets resulting from shareholder distributions	—	—	(6,657,816)	(200,517)	(6,858,333)
Net decrease for the year	—	—	(6,657,816)	(170,749)	(6,828,565)
Balance at December 31, 2023	1,736,284	$1,737	$10,092,686	$(3,997,442)	$6,096,981
Operations:
Net change in unrealized depreciation from investment in GCIF	—	—	—	(1,277,009)	(1,277,009)
Net decrease in net assets resulting from operations	—	—	—	(1,277,009)	(1,277,009)
Shareholder distributions:
Distributions representing a return of capital	—	—	(2,969,046)	—	(2,969,046)
Net decrease in net assets resulting from shareholder distributions	—	—	(2,969,046)	—	(2,969,046)
Reclassification of permanent book-to-tax differences	—	—	(141,711)	141,711	—
Net decrease for the year	—	—	(3,110,757)	(1,135,298)	(4,246,055)
Balance at December 31, 2024	1,736,284	$1,737	$6,981,929	$(5,132,740)	$1,850,926

See Notes to Financial Statements

Guggenheim Credit Income Fund - 2019

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,277,009)	$29,768	$(522,647)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distributions	2,977,347	6,550,386	17,649,988
Net change in unrealized depreciation from investment in GCIF	1,013,834	53,899	1,279,476
Increase (decrease) in operating liabilities:
Payable to related parties	(11,458)	581	(12,964)
Accounts payable, accrued expenses and other liabilities	(12,112)	(54,349)	29,206
Accounts payable, accrued expenses and other liabilities	(4,408)	(6,168)	(2,884)
Net cash provided by operating activities	2,686,194	6,574,117	18,420,175

Financing activities
Distributions paid	(2,969,046)	(6,858,333)	(18,734,506)
Net cash used in financing activities	(2,969,046)	(6,858,333)	(18,734,506)

Net decrease in cash	(282,852)	(284,216)	(314,331)
Cash, beginning of year	706,284	990,500	1,304,831
Cash, end of year	$423,432	$706,284	$990,500

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

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). See Note 11. Subsequent Events for additional information.

As of December 31, 2024, the Company owned 19.72% of the Master Fund’s outstanding common shares.

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

Notes to Financial Statements

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, open U.S. Federal and state income tax years include the tax years ended September 30, 2021 through September 30, 2024. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Year Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
December 31, 2024	5,046,351	5,046,351	5,046,351	$5,281,296	$1,485,620	80.3%
December 31, 2023	5,046,351	5,046,351	5,046,351	$8,259,316	$5,476,803	89.8%

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		For the Years Ended December 31,
Related Party	Source Agreement & Description	2024	2023	2022
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$49,038	$47,770	$73,635

Notes to Financial Statements

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2024 and December 31, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Initial Registration Statement pertaining to its Initial Public Offering was declared effective on July 31, 2015.

The following table summarizes the total Common Shares issued and proceeds received in connection with the Company’s Public Offerings and reinvestment of distributions for (i) the year ended December 31, 2024 and (ii) the period commencing on July 31, 2015 (inception) through December 31, 2024, including the event that the Initial Public Offering was suspended on August 23, 2017:

	For the Year Ended December 31, 2024		Inception Through December 31, 2024
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	1,959,348	$50,158,691
Dealer Manager fees and commissions	—	—	—	(890,172)
Net proceeds to the Company from Public Offering	—	—	1,959,348	49,268,519
Reinvestment of shareholders’ distributions	—	—	278,752	6,762,060
Net proceeds from all issuance of Common Shares	—	$—	2,238,100	$56,030,579
Average net proceeds per Common Share	$—		$25.03

Repurchase of Common Shares

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Notes to Financial Statements

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the years ended ended December 31, 2024, December 31, 2023 and December 31, 2022:

Record Date	Payment Date	Distribution per Share at Record Date	Distribution per Share at Payment Date	Distribution Amount
For Fiscal Year 2024
June 24	June 25	1.71000	1.71000	2,969,046
			$1.71000	$2,969,046
For Fiscal Year 2023
March 22	March 23	1.98000	1.98000	3,437,853
June 23	June 26	1.13000	1.13000	1,962,001
October 5	October 6	0.84000	0.84000	1,458,477
			$3.95000	$6,858,331

For Fiscal Year 2022
February 3	February 7	2.27000	2.27000	3,941,365
May 23	May 25	2.27000	2.27000	3,941,365
August 25	August 29	2.27000	2.27000	3,941,365
October 28	October 31	2.27000	2.27000	3,941,365
December 22	December 23	1.71000	1.71000	2,969,046
			$10.79000	$18,734,506

Notes to Financial Statements

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, and December 31, 2020:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$3.51	$7.44	$18.54	$22.67	$23.37
Net investment income (loss) (1)	(0.15)	0.05	0.44	0.81	1.47
Net realized gains from investment in GCIF (1)	—	—	—	—	0.02
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.58)	(0.03)	(0.74)	1.48	(0.67)
Net increase (decrease) resulting from operations	(0.73)	0.02	(0.30)	2.29	0.82
Distributions to common shareholders
Distributions from net investment income (3)	—	(0.12)	(0.54)	(1.33)	(1.47)
Distributions representing return of capital (3)	(1.71)	(3.83)	(10.26)	(5.09)	—
Net decrease resulting from distributions	(1.71)	(3.95)	(10.80)	(6.42)	(1.52)
Net asset value, end of year	$1.07	$3.51	$7.44	$18.54	$22.67

INVESTMENT RETURNS
Total investment return-net asset value (4)	(39.58)%	0.22%	(2.98)%	10.40%	4.06%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$1,850,926	$6,096,981	$12,925,546	$32,182,699	$40,955,678
Average net assets (5)	$4,220,961	$8,927,894	$23,751,361	$37,415,826	$39,462,941
Common Shares outstanding, end of year	1,736,284	1,736,284	1,736,284	1,736,284	1,806,983
Weighted average Common Shares outstanding	1,736,284	1,736,284	1,736,284	1,751,870	1,822,578
Ratios-to-average net assets: (5) (6)
Total expenses	6.24%	2.56%	1.33%	0.99%	1.37%
Effect of expense support received from reimbursement to (received from) the Advisors	—%	—%	—%	(0.25)%	(1.51)%
Net expenses	6.24%	2.56%	1.33%	0.74%	(0.14)%
Net investment income (loss)	(6.24)%	0.94%	3.19%	3.77%	6.78%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan, net of sales load, on each monthly distribution payment date. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the years ended December 31, 2024 and December 31, 2023, December 31, 2022, December 31, 2021 December 31, 2020, were 11.07% 5.16%, 3.30%, 5.06%, and 7.30%, respectively.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company made the following reclassifications of permanent book-to-tax basis differences:

	For the Years Ended September 30,
Capital Accounts	2024	2023	2022
Paid in capital in excess of par value	$(141,711)	$—	$(251)
Distributions in excess of net investment income	141,711	—	251
Total	$—	$—	$—

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2024, September 30, 2023 and September 30, 2022:

	Tax Years Ended September 30,
	2024	2023	2022
Net decrease in net assets resulting from operations	$(389,696)	$(304,725)	$(1,441,369)
Net change in unrealized depreciation	354,082	437,934	2,219,674
Offering expense	—	—	251
Other book-tax differences	(106,097)	93,034	(3,266)
Total taxable income (loss) available for distributions	$(141,711)	$226,243	$775,290

The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2023 and December 31, 2022 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2024.

The tax character of shareholder distributions attributable to the tax years ended September 30, 2024, September 30, 2023 and September 30, 2022 was as follows:

	Tax Years Ended September 30,
Paid Distributions attributable to:	2024	2023	2022
Ordinary income	$—	$226,243	$775,290
Long-term capital gains (1)	—	—	—
Return of capital	4,427,525	12,084,012	11,882,221
Total	$4,427,525	$12,310,255	$12,657,511
Paid distributions as a percentage of taxable income (loss) available for distributions	3,124.3%	5,441.2%	1,632.6%

(1)	The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).

As of September 30, 2024 and September 30, 2023, the components of tax basis accumulated earnings were as follows:

	As of September 30,
	2024	2023
Unrealized losses	$(3,067,185)	$(2,812,670)
Other temporary adjustments	(42,455)	(48,985)
Total accumulated loss, net	$(3,109,640)	$(2,861,655)

Notes to Financial Statements

Note 9. Selected Quarterly Financial Data

The following table sets forth selected financial data for each quarter within the three years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	As of and for the three months ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income (loss)	$(50,693)	$15,534	$35,159	$—
Net investment loss	(120,212)	(46,547)	(28,358)	(68,058)
Net change in unrealized appreciation (depreciation) on investment	(874,301)	(196,449)	(160,789)	127,705
Net increase (decrease) in net assets resulting from operations	(904,513)	(242,996)	(189,147)	59,647
Net assets	1,850,926	2,755,439	2,998,435	6,156,628
Total investment income (loss) per Common Share outstanding - basic and diluted	(0.03)	0.01	0.02	—
Net investment loss per Common Share outstanding - basic and diluted	(0.06)	(0.03)	(0.02)	(0.04)
Earnings (losses) per Common Share - basic and diluted	(0.52)	(0.14)	(0.11)	0.03
Net asset value per Common Share at end of quarter	1.07	1.59	1.73	3.55

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$167,616	$—	$60,660	$84,376
Net investment income (loss)	107,351	(100,974)	(10,313)	87,603
Net change in unrealized appreciation (depreciation) on investment	(124,908)	184,717	(108,549)	(5,159)
Net increase (decrease) in net assets resulting from operations	(17,557)	83,743	(118,862)	82,444
Net assets	6,096,981	7,573,017	7,489,274	9,570,137
Total investment income per Common Share outstanding - basic and diluted	0.10	—	0.03	0.05
Net investment income (loss) per Common Share outstanding - basic and diluted	0.07	(0.06)	(0.01)	0.05
Earnings (loss) per Common Share - basic and diluted	(0.01)	0.05	(0.07)	0.05
Net asset value per Common Share at end of quarter	3.51	4.36	4.31	5.51

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$180,773	$205,089	$255,183	$430,931
Net investment income	158,662	106,323	154,943	336,901
Net change in unrealized appreciation (depreciation) on investment	(508,942)	(198,575)	(632,500)	60,541
Net increase (decrease) in net assets resulting from operations	(350,280)	(92,252)	(477,557)	397,442
Net assets	12,925,546	20,186,237	24,219,854	28,638,776
Total investment income per Common Share outstanding - basic and diluted	0.10	0.12	0.15	0.25
Net investment income per Common Share outstanding - basic and diluted	0.09	0.06	0.09	0.19
Earnings (loss) per Common Share - basic and diluted	(0.20)	(0.05)	(0.28)	0.23
Net asset value per Common Share at end of quarter	7.44	11.63	13.95	16.49

Notes to Financial Statements

Note 10. Segment Reporting

In this reporting period, the Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of their operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investment in the Master Fund. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s chief executive officer, President and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders, if any. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements, except for the events below.

In connection with the Liquidation Plan, on March 13, 2025, the Board of Trustees voted unanimously to hold a special joint meeting of the shareholders of the Company and the Feeder Funds (the “Special Meeting”) on or around May 12, 2025 for the purpose of seeking shareholder approval of the proposals set forth in a definitive proxy statement that is expected to be filed with the Commission on or around April 8, 2025, and which is expected to be mailed on or around April 11, 2025 to shareholders of record as of March 24, 2025. At the Special Meeting, shareholders are expected to be asked to consider and approve: (i) the withdrawal by the Company and each Feeder Fund of its election to be regulated as a BDC, and the liquidation and dissolution of the Company and each Feeder Fund; and (ii) the sale of certain illiquid assets held by the Company to permit the liquidation and dissolution of the Company and each Feeder Fund. It is expected that the proceeds from the sale of such illiquid assets will be distributed with other cash assets of the Company and each Feeder Fund to shareholders prior to their final liquidation and dissolution.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

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

Biographies of Interested Trustees

Brian E. Binder serves as trustee, Chairman of the Board and Chief Executive Officer of the Company. Mr. Binder served as Senior Vice President of the Company from 2018 until his appointment as Chief Executive Officer.

Mr. Binder also serves as Senior Managing Director and President, Mutual Funds Boards for Guggenheim Investments; President and Chief Executive Officer of the mutual funds and closed-end funds in the Guggenheim Funds complex (2018 to the present); President, Mutual Funds Board and Senior Managing Director of Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018 to the present); Board Member, Guggenheim Partners Investment Funds plc (2022 to the present); and Board Member, Guggenheim Global Investments plc (2022 to the present).

Mr. Binder formerly served as Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018 to 2022) and Board Member, Guggenheim Partners Fund Management (Europe) Limited (2019 to 2024); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013 to 2018); and Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010 to 2012).

Mr. Binder has extensive experience in the financial industry and is experienced in financial, regulatory, investment, and governance matters. He also has considerable familiarity with the Company, its advisor and other service providers, and their operations, and has served as a Board member of other Guggenheim-affiliated funds.

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

Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nomination Committee and Remuneration Committee. Mr. Roth serves as a Director of the Stone Point Credit Corporation and the Stone Point Credit Income Fund and is Chairman of the Audit Committee and a Member of the Nomination and Governance Committee of both companies. In the non-profit sector, he is on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee.

Prior to establishing Rothpoint, Mr. Roth had a 40 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.

Mr. Roth was selected as one of our two Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund’s and Guggenheim Credit Income Fund 2016T’s Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2024, the master fund/feeder fund complex consisted of the Master Fund, Guggenheim Credit Income Fund 2016T and the Company (collectively, the “GCIF Master/Feeder Complex”), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Brian E. Binder, 53	Chief Executive Officer, Chairman of the Board of Trustees and President	Appointed 2024

Current: Board Member & Chairman of the Board, Guggenheim Credit Income Fund (Dec. 2024-present); President, Mutual Funds Boards, Guggenheim Investments (2022-present); President and Chief Executive Officer, certain other funds in the Fund Complex (2018-present); President, Mutual Funds Boards, and Senior Managing Director, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Board Member, Guggenheim Partners Investment Funds plc (2022-present); Board Member, Guggenheim Global Investments plc (2022-present); Board Member.

Former: Guggenheim Partners Fund Management (Europe) Limited (2018-2024), Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-2022); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

Director, Guggenheim Partners Fund Management (Europe) Limited, (2018 - present). Chairman of the Board of Managers, Guggenheim Funds investment Advisors, LLC, (2018 - present).
Independent Trustees
Marc S. Goodman, 76	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).	GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Peter E. Roth, 66	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present) Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present) and Stone Point Credit Income Fund (2024 - present).

(1)	Guggenheim Partners is an affiliate of the Company.

(2)	Messrs. Binder, our Interested Trustee, is a senior executive of Guggenheim who provides services to us.

(3)	Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers

Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The four executive officers identified below also serve as executive officers of the Master Fund and Guggenheim Credit Income Fund 2016 T in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Brian E. Binder, 53	Chief Executive Officer, Chairman of the Board of Trustees and President	Appointed 2024

Current: Board Member & Chairman of the Board, Guggenheim Credit Income Fund (Dec. 2024-present); President, Mutual Funds Boards, Guggenheim Investments (2022-present); President and Chief Executive Officer, certain other funds in the Fund Complex (2018-present); President, Mutual Funds Boards, and Senior Managing Director, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Board Member, Guggenheim Partners Investment Funds plc (2022-present); Board Member, Guggenheim Global Investments plc (2022-present); Board Member.

Former: Guggenheim Partners Fund Management (Europe) Limited (2018-2024), Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-2022); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

Director, Guggenheim Partners Fund Management (Europe) Limited, (2018 - present). Chairman of the Board of Managers, Guggenheim Funds investment Advisors, LLC, (2018 - present).
James Howley, 53	Officer,	Appointed 2022	Chief Financial Officer, Chief Accounting Officer, Treasurer, Guggenheim Partners (2022-present); Asset Treasurer (2004-2022).	None
Amy J. Lee, 63	Chairman of	Appointed 2018

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

Guggenheim Fund Complex (2)(2018-present)
President
Joanna M. Catalucci, 58	Chief Compliance Officer and Anti- Money Laundering Officer	Appointed 2018

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

Under our Bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. Binder serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with Guggenheim. We believe that it is in the best interests of our shareholders for Mr. Binder to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.

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

In fiscal year 2024, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2024; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees’ travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2024
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$94,000
Peter E. Roth	104,000
$198,000

In fiscal year 2024, there were no changes to the compensation schedule for each Independent Trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:

●	each person known to us to beneficially own more than 5% of the outstanding Common Shares,

●	each of our Trustees and each executive officer, and

●	all of our Trustees and executive officers as a group.

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

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
None	—	—%

Trustees and Executive Officers:
Trustees:
Brian E. Binder (3)	—	—%
Marc S. Goodman	—	—%
Peter E. Roth	—	—%

Executive Officers:
James Howley, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (6 persons):	—	—%

(1)       Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)       Based on a total of 1,736,284 Common Shares issued and outstanding as of March 28, 2025.

(3)       Brian E. Binder is also the Chief Executive Officer and President of the registrant.

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

Under the terms of the Investment Advisory Agreement, Guggenheim is responsible for performing the following tasks:

●	determining the composition and allocation of the Master Fund’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such strategies;

●	identifying, evaluating, negotiating and structuring the investments made by the Master Fund;

●	performing due diligence on prospective portfolio companies;

●	executing, closing, servicing and monitoring the investments made by the Master Fund;

●	arrangement of debt financing;

●	determining the securities and other assets that the Master Fund will purchase, retain or sell; and

●	providing the Master Fund with such other investment advisory, research and related services as the Master Fund may, from time to time, reasonably require for the investment of its capital. Guggenheim is responsible for identifying, evaluating, negotiating and structuring the Master Fund’s investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.

During 2024 and 2023, the Master Fund incurred $0.3 million and $0.7 million in management fees, respectively, which were payable to Guggenheim.

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

During 2024 and 2023, $0.3 million and $0.4 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the “Independent Accountant”) for professional services performed for the Company’s fiscal years ended December 31, 2024 and December 31, 2023:

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2024	$50,656	$8,173
2023	$50,656	$8,173

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2024 and December 31, 2023.

	GCIF	GCIF 2016T
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2024	$19,169	$8,173
2023	19,169	8,173

(1)	Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the independent accountant in connection with the periodic review of the named entity’s registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the independent accountant for tax compliance services and preparation of income tax returns.

Audit Committee’s Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an Audit Committee charter that, among other things, mandates that the Audit Committee:

●	appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;

●	pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and

●	pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Company’s investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Company.

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2024 and December 31, 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-K of Guggenheim Credit Income Fund for the year ended December 31, 2024 (Filed herewith)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guggenheim Credit Income Fund - 2019

Date:	March 28, 2025	By:	/s/ Brian E.Binder
Brian E.Binder
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2025	By:	/s/ James Howley
James Howley
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E.Binder
Brian E.Binder	Chief Executive Officer and Trustee	March 28, 2025
(Principal Executive Officer)

/s/ James Howley
James Howley	Chief Financial Officer	March 28, 2025
(Principal Financial Officer)
/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 28, 2025

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

At December 31, 2024, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $5.2 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

New York, NY

March 28, 2025

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $13,174 and $31,061, respectively)	$5,466	$23,926
Cash and cash equivalents	2,452	3,688
Interest and dividend income receivable	12	308
Principal receivable	117	51
Receivable from related parties	7	7
Prepaid expenses and other assets	24	281
Total assets	$8,078	$28,261

Liabilities
Accrued management fee	$31	$83
Payable to related parties	—	75
Accrued professional services fees	481	299
Accounts payable, accrued expenses and other liabilities	30	27
Total liabilities	542	484
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$7,536	$27,777

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	$26	$26
Paid-in-capital in excess of par value	28,350	44,824
Accumulated loss, net of distributions	(20,840)	(17,073)
Net assets	$7,536	$27,777
Net asset value per Common Share (NAV)	$0.29	$1.09

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Interest income	$1,384	$3,352	$8,075
PIK interest income	642	262	132
Dividend income	—	—	179
Fee income	7	21	572
Total investment income	2,033	3,635	8,958
Operating Expenses
Management fee	338	726	2,047
Administrative services	86	65	139
Custody services	30	27	46
Trustees fees	201	280	293
Related party reimbursements	310	364	436
Professional services fees	636	374	595
Other expenses	492	302	255
Total expenses	2,093	2,138	3,811
Net investment income (loss)	(60)	1,497	5,147
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(4,506)	(888)	(335)
Foreign currency forward contracts	—	101	14
Foreign currency transactions	—	15	143
Net realized losses	(4,506)	(772)	(178)
Net change in unrealized appreciation (depreciation) on:
Investments	(574)	662	(6,373)
Foreign currency forward contracts	—	(73)	353
Foreign currency transactions	—	—	(2)
Net change in unrealized appreciation (depreciation)	(574)	589	(6,022)
Net realized and unrealized losses	(5,080)	(183)	(6,200)
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$—	$0.06	$0.20
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.20)	$0.05	$(0.04)
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,954,125	25,594,125
Distribution per Common Share outstanding	$0.59	$1.36	$3.71

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par	Accumulated loss, net of
	Shares	Amount		Value	Distributions	Total
Balance at December 31, 2021	25,594,125	$26		$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—		—	5,147	5,147
Net realized losses	—	—		—	(178)	(178)
Net change in unrealized appreciation	—	—		—	(6,022)	(6,022)
Net decrease in net assets resulting from operations	—	—		—	(1,053)	(1,053)
Shareholder distributions:
Distributions from earnings	—	—		—	(5,433)	(5,433)
Distributions representing a return of capital	—	—		(89,521)	—	(89,521)
Net decrease in net assets resulting from shareholder distributions	—	—		(89,521)	(5,433)	(94,954)
Reclassification of permanent book-to-tax differences	—	—		(1,396)	1,396	—
Net decrease for the year	—	1	(1)	(90,917)	(5,090)	(96,007)
Balance at December 31, 2022	25,594,125	$26		$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—		—	1,497	1,497
Net realized losses	—	—		—	(772)	(772)
Net change in unrealized appreciation	—	—		—	589	589
Net increase in net assets resulting from operations	—	—		—	1,314	1,314
Shareholder distributions:
Distributions from earnings	—	—		—	(1,587)	(1,587)
Distributions representing a return of capital	—	—		(33,223)	—	(33,223)
Net decrease in net assets resulting from shareholder distributions	—	—		(33,223)	(1,587)	(34,810)
Reclassifications of permanent book-to-tax differences	—	—		(55)	55
Net decrease for the year	—	—		(33,278)	(218)	(33,496)
Balance at December 31, 2023	25,594,125	$26		$44,824	$(17,073)	$27,777
Operations:
Net investment loss	—	—		—	(60)	(60)
Net realized losses	—	—		—	(4,506)	(4,506)
Net change in unrealized appreciation	—	—		—	(574)	(574)
Net decrease in net assets resulting from operations	—	—		—	(5,140)	(5,140)
Shareholder distributions:
Return of capital	—	—		(15,101)	—	(15,101)
Net decrease for the year	—	—		(1,373)	1,373	—
Reclassification of permanent book-to-tax differences	—	—		(16,474)	(3,767)	(20,241)
Balance at December 31, 2024	25,594,125	$26		$28,350	$(20,840)	$7,536

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(641)	(262)	(217)
Amortization of premium/accretion of discount, net	(36)	(143)	(357)
Proceeds from sales of investments	1,431	23,738	47,738
Proceeds from paydowns on investments	12,740	3,946	33,947
Net receipt of settlement of derivatives	—	115	1,109
Net payment of settlement of derivatives	—	(13)	(1,095)
Net realized losses on derivatives	—	(101)	(14)
Purchases of investments	(113)	(10,791)	(4,321)
Net realized losses on investments	4,506	888	335
Net change in unrealized appreciation on investments	574	(662)	6,373
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	—	73	(353)
(Increase) decrease in operating assets:
Interest and dividend income receivable	295	436	192
Principal receivable	(66)	11,448	(6,752)
Receivable from related parties	—	3	15
Prepaid expenses and other assets	257	(59)	(30)
Increase (decrease) in operating liabilities:
Accrued management fee	(52)	(131)	(555)
Payable to related parties	(75)	(21)	35
Accrued professional services fees	182	(195)	—
Accounts payable, accrued expenses and other liabilities	3	(41)	(291)
Net cash provided by (used in) operating activities	13,865	29,542	74,706
Financing activities
Distributions paid	(15,101)	(34,810)	(94,954)
Net cash used in (provided by) financing activities	(15,101)	(34,810)	(94,954)
Net increase (decrease) in cash and cash equivalents	(1,236)	(5,268)	(20,248)
Cash and cash equivalents, beginning of year	3,688	8,956	29,204
Cash and cash equivalents, end of year	$2,452	$3,688	$8,956
Reconciliation of cash and cash equivalents
Cash and cash equivalents	2,452	3,688	8,956
Total cash and cash equivalents	$2,452	$3,688	$8,956

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
71.2%
Automotive
Accuride Corporation	(10)(12)	Senior Secured Loans - First Lien	S+6.87%	11.93%	5/18/2026	$3,569	$3,569	$—	—%
Total Automotive							3,569	—	—%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.00%	8.48%	6/26/2026	926	922	923	12.2%
Total Chemicals, Plastics & Rubber							922	923	12.2%
Energy: Oil & Gas
Permian Production Partners	(10)	Senior Secured Loans - First Lien	S+8.00%	12.47%	11/23/2025	249	214	248	3.3%
Total Energy: Oil & Gas							214	248	3.3%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	3,950	3,916	1,975	26.2%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,112	1,103	556	7.4%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	151	151	75	1.0%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,030	963	515	6.8%
Total Metals & Mining							6,133	3,121	41.4%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	995	895	539	7.2%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	466	261	40	0.5%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	976	604	38	0.5%
Total Retail							1,760	617	8.2%
Services: Business
PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+8.75%	13.25%	10/20/2025	54	54	41	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	27	27	22	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	65	65	51	0.7%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
PSI Services LLC	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	435	430	343	4.7%
Total Business Services							576	457	6.2%

Total Debt Investments							$13,174	$5,366	71.2%

Equity investments - 1.1%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	4	—%
Total Energy: Oil & Gas							—	4	—%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		2,464,384	—	—	—%
Total Retail							—	—	—%
Service: Businesses
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	—	50	0.7%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	—	46	0.6%
Total Service: Businesses							—	96	1.3%
Total Equity Investments							$—	$100	1.3%

Total Investments - 72.5%							$13,174	$5,466	72.5%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR or Prime based on each respective credit agreement. As of December 31, 2024, SOFR rates ranged between 4.53% for 1-month SOFR to 5.03% for 6-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2024, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $0.1 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $8.1 million; the net unrealized depreciation was $8 million; the aggregate cost of securities for Federal income tax purposes was $13.4 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2024 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Accuride Corporation	S+6.87%	5.87%	S+1.00%	The Portfolio Company may elect PIK up to 5.87%.
Permian Production Partners	S+8.00%	2.00%	S+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Save-A-Lot	S+11.68%	9.68%	S+2.00%	The Portfolio Company may elect PIK up to 9.68%.

(11)	Investment’s fair value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	Investment was on non-accrual status as of December 31, 2024, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2024, debt investments on non-accrual status represented 27.1% and 0% of total investments on an amortized cost basis and fair value basis, respectively.

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

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

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

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). See Note 14. Subsequent Events for additional information.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2024, the Master Fund’s cash equivalents of $2.5 million were held in a U.S. Bank money market deposit account. As of December 31, 2023, the Master Fund’s cash equivalents of $3.7 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

Notes to Consolidated Financial Statements

The SEC adopted Rule 2a-5 which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, open U.S. Federal and state income tax years include the tax years ended December 31, 2020 through December 31, 2024. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$13,174	$5,366	98.2%	$24,954	$23,330	97.4%
Senior secured bonds	—	—	—	1,458	21	0.1
Total senior debt	$13,174	$5,366	98.2%	$26,412	$23,351	97.5%
Equity and other	—	100	1.8	4,649	575	2.5
Total investments	$13,174	$5,466	100.0%	$31,061	$23,926	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$576	$553	10.1%	$12,884	$8,587	35.9%
Consumer Goods: Non-Durable	—	—	—	4,543	4,479	18.7
Metals & Mining	6,133	3,121	57.1	5,807	5,033	21.0
Automotive	3,569	—	—	3,460	2,870	12.0
Retail	1,760	617	11.3	1,662	1,572	6.6
Chemicals, Plastics & Rubber	922	923	16.9	949	950	4.0
Energy: Oil & Gas	214	252	4.6	1,756	435	1.8
Total investments	$13,174	$5,466	100.0%	$31,061	$23,926	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2024 and December 31, 2023:

Geographic Dispersion	December 31, 2024	December 31, 2023
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. As of December 31, 2024 and December 31, 2023, there were no open foreign currency forward contracts.

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		For the Years Ended December 31,
	Statement Location	2024	2023	2022
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$—	$101	$14
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	(73)	353
Net realized and unrealized gains (losses) on foreign currency forward contracts		$—	$28	$367

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

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$248	$5,118	$5,366
Total senior debt	$—	$248	$5,118	$5,366
Equity and other	—	—	100	100
Total investments	$—	$248	$5,218	$5,466
Percentage	0.0%	4.5%	95.5%	100.0%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$3,275	$20,055	$23,330
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	21	—	21
Total senior debt	$—	$3,296	$20,055	$23,351
Equity and other	—	—	575	575
Total investments	$—	$3,296	$20,630	$23,926
Percentage	0.0%	13.8%	86.2%	100.0%

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2024 and December 31, 2023:

December 31, 2024
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$923	Yield Analysis	Yield	8.67%	8.67%	Decrease
	$3,578	Market Comparable	EV / EBITDA Multiple	4.1x	4.1x	Increase
	$617	Discounted Cash Flow	Discount Rate / Yield	96.76%	11.58%	Decrease
Equity/Other	$4	Discounted Cash Flow	Discount Rate	10%	10%	Decrease
	$96	Recovery Analysis	Recovery Percentage	50%	50%	Increase
Total	$5,218

Notes to Consolidated Financial Statements

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2024, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$853	Yield analysis	Yield	19.96%	19.96%	Decrease
Equity/Other	$18,501	Discounted cash flow	Discount Rate	15.29%	9.55% - 22.95%	Increase
	$701	Recovery analysis	Recovery Percentage	52.15%	52.15%	Increase
	$9	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
		Market comparable	Oil production multiple (5)	26333x	26333x	Decrease
		Market comparable	Oil reserve multiple (6)	9.9x	9.9x	Increase
	$548	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
Total	$20,630

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2023, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Consolidated Financial Statements

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31, 2024
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2024	$20,055	$—	$—	$575	$20,630
Additions (1)	640	—	—	—	640
Sales and repayments (2)	(12,666)	—	—	1,380	(14,046)
Net realized gains (losses) (3)	150	—	—	(3,270)	(3,120)
Net change in unrealized appreciation (depreciation) on investments (4)	(3,168)	—	—	4,175	1,007
Net discount accretion	13	—	—	—	13
Transfers into Level 3 (5)	341	—	—	—	341
Transfers out of Level 3 (6)	(247)	—	—	—	(247)
Fair value balance as of December 31, 2024	$5,118	$—	$—	$100	$5,218
Change in net unrealized appreciation on investments held as of December 31, 2024	$(3,163)	$—	$—	$80	$(3,083)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2024, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the year ended December 31, 2024, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

	For the Year Ended December 31, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	1,224	602	—	4,650	6,476
Sales and repayments (2)	(7,802)	—	—	(317)	(8,119)
Net realized gains (3)	72	—	—	317	389
Net change in unrealized depreciation on investments (4)	(485)	(118)	—	(4,448)	(5,051)
Net discount accretion	60	—	—	—	60
Restructuring	484	(484)	—	—	—
Transfers into Level 3 (5)	1,768	—	—	18	1,786
Transfers out of Level 3 (6)	(415)	—	(102)	(30)	(547)
Fair value balance as of December 31, 2023	$20,055	$—	$—	$575	$20,630
Change in net unrealized depreciation on investments held as of December 31, 2023	$(379)	$—	$—	$(82)	$(461)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)	For the year ended December 31, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		For the Years Ended December 31,
Related Party (1) (2)	Source Agreement & Description	2024	2023	2022
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$338	$726	$2,047
Guggenheim	Administrative Services Agreement - expense reimbursement	310	364	436
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	7	7	10

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund’s consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of December 31, 2024, December 31, 2023 and December 31, 2022 the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Notes to Consolidated Financial Statements

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2024 management believes that the risk of incurring any losses for such indemnifications is remote.

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

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2024 and December 31, 2023, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2024	December 31, 2023
Galls LLC (Revolver)		270
PSI Services LLC (Revolver)	6	—	(2)
Total Unfunded Commitments	$6	$270

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.

Notes to Consolidated Financial Statements

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020:

		For the Years Ended December 31,
	2024	2023	2022	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$1.09	$2.39	$6.15	$7.56	$7.78
Net investment income (1)	—	0.06	0.20	0.31	0.50
Net realized losses (1)	(0.18)	(0.03)	(0.01)	(0.07)	(0.09)
Net change in unrealized appreciation (depreciation) (2)	(0.03)	0.03	(0.24)	0.61	(0.14)
Net increase (decrease) resulting from operations	(0.21)	0.06	(0.05)	0.85	0.27
Distributions to Common Shareholders (3)
Distributions from net investment income	—	(0.06)	(0.20)	(0.33)	(0.49)
Distributions from return of capital	—	—	—	—	—
Distributions representing return of capital	(0.59)	(1.30)	(3.51)	(1.93)	—
Net decrease resulting from distributions	(0.59)	(1.36)	(3.71)	(2.26)	(0.49)
Net asset value, end of year	$0.29	$1.09	$2.39	$6.15	$7.56

INVESTMENT RETURNS
Total investment return (4)	(40.59)%	3.57%	(1.82)%	11.55%	4.12%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$7,536	$27,777	$61,273	$157,280	$198,725
Average net assets (5)	$18,902	$41,432	$115,491	$183,380	$197,248
Common Shares outstanding, end of year	25,594,125	25,594,125	25,594,125	25,594,125	26,272,618
Weighted average Common Shares outstanding	25,594,125	25,594,125	25,594,125	25,729,824	27,139,732

Ratios-to-average net assets: (5)
Total expenses	11.07%	5.16%	3.30%	5.06%	7.30%
Net investment income loss	(0.32)%	3.61%	4.46%	4.34%	6.87%

Average outstanding borrowings (5)	$—	$—	$—	$73,562	$155,907
Portfolio turnover rate (5) (6)	0.89%	36%	5%	2%	19%
Asset coverage ratio (7)	—	—	—	—%	2.53

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2024, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Consolidated Financial Statements

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the year.

Notes to Consolidated Financial Statements

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2024
June 20	June 21	$0.59000	$0.59000	$15,101
			$0.59000	$15,101

For Calendar Year 2023
March 20	March 21	$0.68000	$0.68000	$17,404
June 20	June 22	0.39000	0.39000	9,984
October 2	October 4	0.29000	0.29000	7,422
			$1.36000	$34,810

For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
August 22	August 24	0.78000	0.78000	19,963
October 25	October 28	0.78000	0.78000	19,963
December 19	December 20	0.59000	0.59000	15,101
			$3.71000	$94,954

For income tax purposes, the Master Fund estimates that its 2024 calendar year distributions are covered by taxable income and the return of capital (see Note 11. Taxable/Distributable Income).

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2024	2023	2022
Paid in capital in excess of par value	$(1,373)	$(55)	$(1,395)
Undistributed net investment income	1,373	171	(453)
Accumulated realized gains (losses)	—	(116)	1,848
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Net realized losses	4,506	772	178
Net change in unrealized (appreciation) depreciation	574	(588)	6,022
Other book-tax difference	(1,313)	89	286
Total taxable income (loss) and gains (losses) available for distributions	$(1,373)	$1,587	$5,433

The Master Fund did not incur U.S. federal excise tax for the calendar years ended December 31, 2023 and December 31, 2022 and the Master Fund does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2024. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2024	2023	2022
Ordinary income (including short-term capital gains)	$—	$1,587	$5,433
Return of Capital Distribution	15,101	33,223	89,521
Total distributions	$15,101	$34,810	$94,954
Distributions as a percentage of taxable income and gains available for distributions (1)	1,100%	2,193%	1,748%

(1)	The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.

As of December 31, 2024 and December 31, 2023, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2024	2023
Undistributed capital losses	$(12,799)	$(8,293)
Unrealized loss	(7,950)	(8,675)
Other temporary adjustments	(91)	(105)
Total accumulated (loss), net	$(20,840)	$(17,073)

Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2024, the Master Fund had incurred $(12,778) of long-term capital losses and $(21) of short-term capital losses.

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are presented below:

	As of and for the three months ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$234	$528	$576	$695
Net investment income (loss)	(321)	82	3	176
Net realized and unrealized gains (losses)	(3,912)	(1,000)	(640)	472
Net increase (decrease) in net assets resulting from operations	(4,233)	(918)	(637)	648
Net assets	7,536	11,769	12,687	28,425
Total investment income per Common Share - basic and diluted	—	0.02	0.02	0.03
Net investment income loss per Common Share - basic and diluted	(0.01)	—	—	0.01
Earnings (loss) per Common Share - basic and diluted	(0.17)	(0.04)	(0.02)	0.03
Net asset value per Common Share at end of quarter	0.29	0.46	0.50	1.11

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$849	$1,032	$833	$921
Net investment income gains (losses)	352	505	271	369
Net realized and unrealized gains (losses)	(135)	431	(512)	33
Net increase (decrease) in net assets resulting from operations	217	936	(241)	402
Net assets	27,777	34,982	34,046	44,271
Total investment income per Common Share - basic and diluted	0.03	0.04	0.03	0.04
Net investment income (loss) per Common Share - basic and diluted	0.02	0.02	0.01	0.01
Earnings (loss) per Common Share - basic and diluted	—	0.04	(0.01)	0.02
Net asset value per Common Share at end of quarter	1.09	1.37	1.33	1.73

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$1,759	$1,925	$2,119	$3,155
Net investment income	1,194	922	979	2,052
Net realized and unrealized gains (losses)	(2,859)	(889)	(2,893)	441
Net increase in net assets resulting from operations	(1,665)	33	(1,914)	2,493
Net assets	61,273	98,002	117,932	139,809
Total investment income per Common Share - basic and diluted	0.07	0.08	0.08	0.12
Net investment income per Common Share - basic and diluted	0.05	0.04	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	—	(0.07)	0.10
Net asset value per Common Share at end of quarter	2.39	3.83	4.61	5.46

Note 13. Segment Reporting

In this reporting period, the Master Fund adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Master Fund’s financial position or the results of their operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Master Fund has determined that it has a single operating and reporting segment. As a result, the Master Fund’s segment accounting policies are the same as described herein and the Master Fund does not have any intra-segment sales and transfers of assets. The Master Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Master Fund’s chief executive officer, President and chief financial officer and the CODM assesses the performance and makes operating decisions of the Master Fund on a consolidated basis primarily based on the Master Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Master Fund’s shareholders, if any. As the Master Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements, except for the events below.

In connection with the Liquidation Plan, on March 13, 2025, the Board of Trustees voted unanimously to hold a special joint meeting of the shareholders of the Company and the Feeder Funds (the “Special Meeting”) on or around May 12, 2025 for the purpose of seeking shareholder approval of the proposals set forth in a definitive proxy statement that is expected to be filed with the Commission on or around April 8, 2025, and which is expected to be mailed on or around April 11, 2025 to shareholders of record as of March 24, 2025. At the Special Meeting, shareholders are expected to be asked to consider and approve: (i) the withdrawal by the Company and each Feeder Fund of its election to be regulated as a BDC, and the liquidation and dissolution of the Company and each Feeder Fund; and (ii) the sale of certain illiquid assets held by the Company to permit the liquidation and dissolution of the Company and each Feeder Fund. It is expected that the proceeds from the sale of such illiquid assets will be distributed with other cash assets of the Company and each Feeder Fund to shareholders prior to their final liquidation and dissolution.